Form 10-Q
period 2015-06-30
M & A Holding Corp.
filed 2015-08-12
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-201360

M & A HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	NA
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

205-4625 Evergreen Lane, Delta, BC	V4K2W6 CANADA
(Address of principal executive offices)	(Zip Code)

(604) 282-4814
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

Number of shares of issuer's common stock outstanding as of August 10, 2015 was 10,035,000.

M & A HOLDING CORP.

QUARTERLY REPORT FOR THE QUARTER ENDED

JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M & A HOLDING CORP

BALANCE SHEET

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$21,115	$21,124
Total current assets	21,115	21,124

TOTAL ASSETS	$21,115	$21,124

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	4,572	2,626
Loan payable - shareholder	15,941	14,825
Total current liabilities	20,513	17,451

TOTAL LIABILITIES	20,513	17,451

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value, 500,000,000 shares authorized, 10,035,000 shares issued and outstanding	1,004	1,004
Additional paid-in capital	20,146	20,146
Accumulated deficit	(20,548)	(17,477)
Total stockholders' Equity	602	3,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,115	$21,124

The accompanying notes are an integral part of these consolidated financial statements.

M & A HOLDING CORP

STATEMENT OF OPERATIONS

(UNAUDITED)

	Six months	Three months
	Ended	Ended
	June 30, 2015	June 30, 2015

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	3,071	1,738
Total operating expenses	3,071	1,738

Net loss before income tax provision	(3,071)	(1,738)

Income tax provision	—	—

NET LOSS	$(3,071)	$(1,738)

Weighted average number of shares outstanding - basic and diluted	10,035,000	10,035,000

Earning per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

M & A HOLDING CORP

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

Cash Flows from Operatiing Activities:

Net Loss	$(3,071)

Adjustments to reconcile net loss to net cash
used in operating activities:	—

Changes in operating assets and liabilities:
Accrued expenses	1,946

Net Cash used in Operating Activities	(1,125)

Cash flows from Financing Activities:

Proceeds of loan from shareholder	1,116
Net Cash provided by Financing Activities	1,116

Net decrease in cash	(9)
Cash at beginning of period	21,124
Cash at end of period	$21,115

The accompanying notes are an integral part of these consolidated financial statements.

M & A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

M&A Holding Corp (the “Company”) was incorporated in the State of Nevada on November 5, 2014. The Company is a development stage company that intends to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form S-1/A filed with the SEC on May 28, 2015.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; the Company does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

M & A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and loan payable to stockholder. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

M & A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception and an accumulated deficit of $20,548 at June 30, 2015. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended June 30, 2015 to the Company’s effective tax rate is as follows:

Income tax expense (benefit) at statutory rate	$(1,040)
Change in valuation allowance	1,040
Income tax expense per books	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2015 are as follows:

Net Operating Loss	$7,000
Valuation allowance	(7,000)
Net deferred tax asset	—

M & A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 4 - INCOME TAXES (CONTINUED)

The Company has approximately $20,500 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On November 18, 2014 the company issued 8,000,000 shares of common shares for proceeds of $800 to the Company’s founder.

On November 18, 2014 the Company issued 2,035,000 shares of common stock pursuant to subscription agreements for proceeds of $20,350

NOTE 6 – LOAN PAYABLE - SHAREHOLDER

As of June 30, 2015, the Company was obligated to a founder of the Company, for a non-interest bearing demand loan with a balance of $15,941 The Company plans to pay the loan back as cash flows become available.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued.

On July 8, 2015 pursuant to the terms of a Stock Purchase Agreement, the Company paid $5,000 to acquire all of the shares of Muliang Agriculture Limited (‘Muliang”). Muliang is a Hong Kong Company holding a Shanghai Company without assets and liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to M & A HOLDING CORP., a Nevada corporation.

Special note regarding forward–looking statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

☐	uncertainties relating to general economic and business conditions;
☐	industry trends; changes in demand for our products and services;
☐	uncertainties relating to customer plans and commitments and the timing of orders received from customers;
☐	announcements or changes in our pricing policies or that of our competitors;
☐	unanticipated delays in the development, market acceptance or installation of our products and services;
☐	changes in government regulations; availability of management and other key personnel;
☐	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
☐	worldwide political stability and economic growth.

Overview

M&A HOLDING CORP, incorporated in the State of Nevada on November 5, 2014, to engage in any lawful corporate undertaking. The Company purpose is to consult to various US companies who seek to do business in China as well as Chinese companies looking to enter the US markets.

The Company has no operations to date. The Company never commenced any operational activities.

The Company's website is currently under development.

We have been issued a "substantial doubt" going concern opinion from our auditors. We have $22,923 in cash as of June 30, 2015. The Company has not generated any revenues since inception and has an accumulated deficit of $20,768 at June 30, 2015

Where you can find us:

205-4625 Evergreen Lane

Delta, BC V4K2W6 Canada

(604-282-4814

Common Share Issuances On November 18, 2014 the company issued 8,000,000 shares of common shares for proceeds of $800 to the Company’s founder.

On November 18, 2014 the Company issued 2,035,000 shares of common stock pursuant to subscription agreements for proceeds of $20,350.  Our financial statements report no revenues and a net loss of $4,767 and $7,544 for the three and six months ended June 30, 2015.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $18,362 for the period from its’ inception (November 5, 2014) to March 31, 2015.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

Results of Operations – for the three months and Six Months Ended June 30, 2015

Summary of Operations:

Revenue for the three months ended June 30, 2015 and six months ended June 30, 2015 respectively was $0

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $1,738 for the three months ended June 30, 2015 and

$3,071 for the six months ended June 30, 2015.

For the three months ended June 30, 2015 and six months ended June 30, 2015, our total operating expenses of $1,738 and $3,071 respectively in operating expenses, is attributable to professional fees including legal, accounting, and consulting services.

There are no comparative amounts to be reflected since the Company was formed on November 5, 2014.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the coming months. We will require additional cash to fund our operating plan past that time. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We are implementing plans to reduce our costs of capital and improve our revenue. If we cannot generate adequate cash by implementing these steps, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs, and capital expenditures.

No comparative information is available since the company was formed on November 5, 2014.

Net cash used in operations was ($1,125) during the six months ended June 30, 2015. Net cash flows used in operating activities for the six months ended June 30, 2015 mainly consisted of a net loss of $3,071 offset by increase in accrued expenses.

Cash provided by investing activities totaled $1,116 for the six months ended June 30, 2015. Net cash flows provided by investing activities consists of proceeds from a loan from our shareholder.

Assets and Liabilities:

For the six months ended June 30, 2015, we had total current assets of approximately $21,115 and current liabilities of approximately $20,513.

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than five percent of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Common Share Issuances On November 18, 2014 the company issued 8,000,000 shares of common shares for proceeds of $800 to the Company’s founder.

On November 18, 2014 the Company issued 2,035,000 shares of common stock pursuant to subscription agreements for proceeds of $20,350.  Our financial statements report no revenues and a net loss of $4,767 and $7,544 for the three and six months ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M & A HOLDING CORP.

(Registrant)

By: /s/ Chenxi Shi

Chenxi Shi
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Date: August 12, 2015