Form 10-Q
period 2015-09-30
M & A Holding Corp.
filed 2015-11-09
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of issuer's common stock outstanding as of November 3, 2015 was 150,525,000.

M & A HOLDING CORP.

QUARTERLY REPORT FOR THE QUARTER ENDED

SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M & A HOLDING CORP

BALANCE SHEET

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$20,982	$21,124
Total current assets	20,982	21,124

TOTAL ASSETS	$20,982	$21,124

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	11,932	2,626
Loan payable - shareholder	15,941	14,825
Total current liabilities	27,873	17,451

TOTAL LIABILITIES	27,873	17,451

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized,
150,525,000 shares issued and outstanding	15,053	15,053
Additional paid-in capital	6,097	6,097
Accumulated deficit	(28,041)	(17,477)
Total stockholders' Equity	(6,891)	3,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,982	$21,124

The accompanying notes are an integral part of these consolidated financial statements.

M & A HOLDING CORP

STATEMENT OF OPERATIONS

(UNAUDITED)

	Nine months	Three months
	Ended	Ended
	September 30, 2015	September 30, 2015

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	10,564	7,493
Total operating expenses	10,564	7,493

Net loss before income tax provision	(10,564)	(7,493)

Income tax provision	—	—

NET LOSS	$(10,564)	$(7,493)

Weighted average number of shares outstanding - basic and diluted	150,525,000	150,525,000

Earning per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

M&A HOLDING CORP

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

Cash Flows from Operating Activities:

Net Loss	$(10,564)

Adjustments to reconcile net loss to net cash
used in operating activities:	—

Changes in operating assets and liabilities:
Accrued expenses	9,306

Net Cash used in Operating Activities	(1,258)

Cash flows from Financing Activities:

Proceeds of loan from shareholder	1,116
Net Cash provided by Financing Activities	1,116

Net decrease in cash	(142)
Cash at beginning of period	21,124
Cash at end of period	$20,982

The accompanying notes are an integral part of these consolidated financial statements.

M&A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

M&A Holding Corp (the “Company”) was incorporated in the State of Nevada on November 5, 2014. The Company is a development stage company that intends to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On July 8, 2015 pursuant to the terms of a Stock Purchase Agreement, the Company acquired all of the shares of Muliang Agriculture Limited (‘Muliang”) for consideration of $5,000 (which has not been paid and is included in accrued expenses on the accompanying balance sheet). Muliang is a Hong Kong Company holding a Shanghai Company with no assets, liabilities, or operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s form S-1/A filed with the SEC on May 28, 2015.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $28,041 for the period from its’ inception (November 5, 2014) to September 30, 2015.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the nine months ended September 30, 2015 to the Company’s effective tax rate is as follows:

Income tax expense (benefit) at statutory rate		$(3,700)
Change in valuation allowance		3,700
Income tax expense per books	$	-)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2015 are as follows:

Net Operating Loss	$10,000

Valuation allowance		(10,000)
Net deferred tax asset	$	-)

The Company has approximately $28,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 – STOCKHOLDERS’ DEFICIENCY

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 3, 2015, the Board of Directors affected a forward split of the outstanding common stock the Company, such that each one share of outstanding common stock be converted into fifteen shares of common stock as of September 3, 2015, the record date. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented

Common Share Issuances

On November 18, 2014 the company issued 120,000,000 shares of common shares for proceeds of $800 to the Company’s founder.

On November 18, 2014 the Company issued 30,525,000 shares of common stock pursuant to subscription agreements for proceeds of $20,350

NOTE 6 – LOAN PAYABLE - SHAREHOLDER

As of September 30, 2015, the Company was obligated to a founder of the Company, for a non-interest bearing demand loan with a balance of $15,951 The Company plans to pay the loan back as cash flows become available.

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

We have been issued a "substantial doubt" going concern opinion from our auditors relatives to our financial statements for the period from inception (November 5, 2014) to December 31, 2014. We have $20,982 in cash as of September 30, 2015. The Company has not generated any revenues since inception and has an accumulated deficit of $28,041 at September 30, 2015

Where you can find us:

205-4625 Evergreen Lane

Delta, BC V4K2W6 Canada

(604)282-4814

Common Share Issuances On November 18, 2014 the company issued 120,000,000 post split shares of common shares for proceeds of $800 to the Company’s founder.

On November 18, 2014 the Company issued 30,525,000 post split shares of common stock pursuant to subscription agreements for proceeds of $20,350.  Our financial statements report no revenues and a net loss of $4,793 and $10,564 for the three and nine months ended September 30, 2015.

On September 3, 2015, the Board of Directors affected a forward split of the outstanding common stock of M & A Holding Corp., a Nevada corporation, such that each one share of outstanding common stock be converted into fifteen shares of common stock as of September 3, 2015, the record date. Number of shares of issuer's common stock outstanding as of November 3, 2015 was 150,525,000.

 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $28,041 for the period from its’ inception (November 5, 2014) to September 30, 2015.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

Results of Operations – for the three months and Nine Months Ended September 30, 2015

Summary of Operations:

Revenue for the three months ended September 30, 2015 and six months ended September 30, 2015 respectively was $0

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $7,493 for the three months ended September 30, 2015 and $10,564 for the nine months ended September 30, 2015.

For the three months ended September 30, 2015 and nine months ended September 30, 2015, our total operating expenses of $7,493 and $10,564 respectively in operating expenses, is attributable to professional fees including legal, accounting, and consulting services.

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

Net cash used in operations was ($1,258) during the nine months ended September 30, 2015. Net cash flows used in operating activities for the nine months ended September 30, 2015 mainly consisted of a net loss of $10,564 offset by increase in accrued expenses.

Cash provided by investing activities totaled $1,116 for the nine months ended September 30, 2015. Net cash flows provided by investing activities consist of proceeds from a loan from our shareholder.

Assets and Liabilities:

As at September 30, 2015, we had total current assets of $20,982 consistency of cash and current liabilities of $27,873.

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Common Share Issuances On November 18, 2014 the company issued 8,000,000 pre-split shares of common shares for proceeds of $800 to the Company’s founder.

On November 18, 2014 the Company issued 2,035,000 pre-split shares of common stock pursuant to subscription agreements for proceeds of $20,350.

On September 3, 2015, the Board of Directors affected a forward split of the outstanding common stock of M & A Holding Corp., a Nevada corporation, such that each one share of outstanding common stock be converted into fifteen shares of common stock as of September 3, 2015, the record date. Number of shares of issuer's common stock outstanding as of November 3, 2015 was 150,525,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 9, 2015