Form 10-K
period 2015-12-31
M & A Holding Corp.
filed 2016-02-10
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission file number 333-201360

M & A HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1958 Qianming East Road, Fengjing, Jinshan District Shanghai, China	201501
(Address of principal executive offices)	(Zip Code)

(86) 21-67356573
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of February 9, 2016, the number of shares of common stock of the registrant outstanding is 280,000,000, par value $0.0001 per share.

Part IV
ITEM 15. Exhibits and Financial Statement Schedules	20
Signatures	21

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.      Business.

Overview

M&A Holding Corporation (“M&A” or the “Company”) was incorporated under the law of the State of Nevada on November 5, 2014. The Company plans to provide consultant services to various US companies who seek to do business in China as well as Chinese companies looking to enter the US markets. The Company offers services to help businesses in various industries in the U.S. and China improve and fine tune their business models, sales and marketing plans and internal operations as well as make introductions to professional services such as business plan writing, accounting firms and legal service providers. We leverage our knowledge in developing businesses with entrepreneurs and start up companies’ management, as well as doing businesses in China and the U.S., whereby we create a customized plan for our clients to overcome obstacles so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

The Company has had limited operations to date and its fiscal year end is December 31.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

  A requirement to have only two years of audited financial statements and only two years of related MD&A;
  Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
  Reduced disclosure about the emerging growth company’s executive compensation arrangements; and
  No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this prospectus, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a) (2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected not to use the extended transition period provided above.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our Business

We are a development stage company with limited operation as of the date of this Annual Report, which has been limited to organizational and business development activities. We are an international start-up consulting company that intends to assists start-ups and development stage companies, as well as established companies, with consulting services focused on doing business in the United States and China, providing administrative support and business consulting to the process. Our mission is to assist management in early stage companies with services designed to keep them focused on their core business ideas while provide the proper ways to enter the desired marketplace. We have had limited operations at this time and have limited financial resources. Our auditors indicated in their report on our audited financial statements for the fiscal year ended December 31, 2015 that our “lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up, development and operational activities, which include:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Evaluating various target industries to market our services;
4.	Research on marketing channels and strategies for our services
5.	The development of our initial online website; and
6.	Research on services and pricing of our services.
7.	Leverage management’s business contacts to identify potential clients.

We intend to provide services to target companies with the mission to assist the entrepreneurs develop their product and services to the international marketplace and provide hands-on support services to reduce startup costs and accelerate time to market. Besides general administrative services, we intend to offer services to assist with product development and design on a referral basis once the nature of the business and its needs are identified, corporate formation and structure. We also intend to offer virtual office space, financial and accounting resources on a referral basis, marketing and branding services and legal guidance by collaborating with law firms and accounting firms. These professional referrals will be dealing directly with the client for payment of their offered services. By offering these services, we intend to enable our potential entrepreneurial clients the time to focus on developing their products and services so they are not consumed with administrative activities that will consume valuable time from their work schedules. We believe that the administrative and other consulting services will increase the value of our potential clients businesses thereby increasing the attractiveness for additional capital to enable them to bring their products and services to market. At this time we have no official fee structure; pricing will be based upon job description and the anticipated services required by the client company.

Recent Development – Change in Control

On January 11, 2016, the Company and Mr. Lirong Wang entered into certain investment agreement (the “Investment Agreement”), whereby Mr. Wang purchased from the Company 129,475,000 shares of common stock, par value $0.0001 per share, of the Company in consideration of $64,737 (the “Stock Purchase”). Simultaneously, Company’s former sole officer and director, Chenxi Shi, and Mr. Wang entered into certain stock purchase agreement (the “SPA”), pursuant to which Mr. Wang purchased from Mr. Shi 120,000,000 shares of Company’s common stock in consideration of $800 (the “Stock Transfer”). Upon completion of the Stock Purchase and the Stock Transfer, Mr. Wang beneficially owns 249,475,000 shares of Company’s common stock, representing approximately 89.10% of the total issued and outstanding shares of the Company.

Acquisition of Muliang Agriculture (HK) Limited

On July 8, 2015, Company entered into certain stock purchase agreement with Muliang Agriculture, Inc. a Nevada corporation, pursuant to which Company, for a consideration of $5,000, acquired 100% interest in Muliang Agriculture (HK) Limited, a limited liability company incorporated under the laws of Hong Kong (“Muliang”) and its wholly-owned subsidiary Shanghai Mufeng Investment Consulting Corp, a wholly foreign-owned enterprise incorporated under the laws of the People’s Republic of China (“Mufeng”). Both Muliang and Mufeng are controlled by Company’s sole officer and director, Lirong Wang. As of the date of this Annual Report, Company is contemplating to consummate an acquisition or merger using its subsidiaries in Muliang and Mufeng. However, there can be no assurance that such transaction will be completed at this point.

Target Market

The target market will consist of startup and developmental stage businesses located in the United States and China. We cater our services to startups and developmental stage companies that do not have the resources to execute or implement their business plan or ideas with the personnel in-house. Our client companies can derive value from our support and expertise with dealing with the typical growing pains and common mistakes experienced by startups.

Marketing and Sales

As we are in the early stage of operation, our management has been responsible for all marketing and sales efforts. The responsibilities include formalizing business arrangements with third party service providers, directing the development of our website and other online communication tools, and formulating marketing materials to be used during presentations and meetings.

We plan to enter the market by developing relationships initially with startups and development stage companies. We plan to launch a website to promote our services and provide a contact function that allows potential clients to reach us for additional information. We may also utilize social media such as Facebook, Twitter and an online blog to increase our presence online and communicate the value we can add.

We do not have any specific marketing channels in place at this point to market our services to potential customers. We plan to market our services through word of mouth or personal referrals, as referrals from companies that are satisfied with our provided services are likely to be our most significant and efficient form of marketing.

Competition

The primary source of competition will come from various service providers such as business plan writers, auditors, lawyers, marketing firms as well as many other types of service providers. In addition those startups and development stage companies that have the resources and inclination to handle these tasks in-house will not need our services.

There are also numerous established firms that offer some combination of marketing, promotional and general consulting services to startup and development stage companies in the industry. In addition, there are a number of large and well-established general consulting firms that provide strategy and implementation services to the industry as well as a number of other industries. We are a new entry into this competitive market and may struggle to differentiate ourselves as a specialist that provides more value for startup and development stage companies.

Services Pricing

The cost for consulting projects will depend on the scope of the project and time required to execute it. We may charge a flat fee based on the services that our clients request from us, an hourly rate, revenue share or a combination of the above in order to provide our clients with as many cost effective options as possible. Additionally, all expenses incurred, including engaging third parties, travel as well as other approved expenses, will be passed through to the client for reimbursements.

Employees

We presently have no other employees other than our sole officer and director. We plan to rely exclusively on the services of our sole officer and director to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable. As our business grows, we may hire employees and/or engage additional independent contractors in order to execute our projects. These decisions will be made by our officers if and when appropriate.

Government Regulation

Our business activities currently are subject to no particular regulation by government agencies other than that routinely imposed on corporate businesses. We do not anticipate any regulations specific to our business activities in the future.

Seasonality

We do not have a seasonal business cycle.

Environmental Matters

Our business currently does not implicate any environmental regulation.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on services or processes relating to our business. With the exception of domain name and mobile app in the future, we do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.    Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Properties.

As of January 11, 2016, our principal executive office was moved to 1958 Qianming East Road, Fengjing, Jinshan District, Shanghai, China, and our telephone number is (86) 21-67356573. The office space belongs to our President and CEO, Mr. Lirong Wang, who allows us to use the space for free.

Item 3.       Legal Proceedings

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.  From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4.       Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on OTCQB under the symbol “MHDG’”, however, there has been no established public trading market for our common stock.

Holders of Capital Stock

As of the date of this Annual Report, we had 40 holders of our common stock.

Rule 144 Shares

As of the date of this Annual Report, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On January 11, 2016, the Company issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.5. These shares were issued in reliance on the exemption under Regulation S or Section 4(2) of the Securities Act.

Item 6.       Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

M&A Holding Corporation (“M&A” or the “Company”) was incorporated under the law of the State of Nevada on November 5, 2014. Although we have had very limited operation to date, our business plan is to consult to various US companies who seek to do business in China as well as Chinese companies looking to enter the US markets. We offer services to help businesses in various industries in the U.S. and China improve and fine tune their business models, sales and marketing plans and internal operations as well as make introductions to professional services such as business plan writing, accounting firms and legal service providers. We leverage our knowledge in developing businesses with entrepreneurs and start up companies’ management, as well as doing businesses in China and the U.S., whereby we create a customized plan for our clients to overcome obstacles so that they can focus on marketing their product(s) and/or service(s) to their potential customers.

We are developmental state company that has had no revenue. We have no track record and may never have any revenues. An investment in our Company should be considered extremely risky as an investor could lose all of their investment if we fail to execute our business plan and meet our goals and projections.

Recent Development – Change in Control

On January 11, 2016, we entered into certain investment agreement (the “Investment Agreement”) with Mr. Lirong Wang, whereby Mr. Wang purchased from us 129,475,000 shares of common stock, par value $0.0001 per share, in consideration of $64,737 (the “Stock Purchase”). Simultaneously, our former sole officer and director, Chenxi Shi, and Mr. Wang entered into certain stock purchase agreement (the “SPA”), pursuant to which Mr. Wang purchased from Mr. Shi 120,000,000 shares of our common stock in consideration of $800 (the “Stock Transfer”). Upon completion of the Stock Purchase and the Stock Transfer, Mr. Wang beneficially owns 249,475,000 shares of our common stock, representing approximately 89.10% of the total issued and outstanding shares.

Acquisition of Muliang Agriculture (HK) Limited

On July 8, 2015, we entered into certain stock purchase agreement with Muliang Agriculture, Inc. a Nevada corporation, pursuant to which we, for a consideration of $5,000, acquired 100% interest in Muliang Agriculture (HK) Limited, a limited liability company incorporated under the laws of Hong Kong (“Muliang”) and its wholly-owned subsidiary Shanghai Mufeng Investment Consulting Corp, a wholly foreign-owned enterprise incorporated under the laws of the People’s Republic of China (“Mufeng”). Both Muliang and Mufeng are controlled by our sole officer and director, Lirong Wang. As of the date of this Annual Report, we are also contemplating to consummate an acquisition or merger using our subsidiaries in Muliang and Mufeng. However, there can be no assurance that the transaction will be completed at this point.

Plan of Operations

Our goal is to consult U.S. or China-based companies looking to expand their business internationally in the United States or China, as well as other companies, by providing administrative support, which will allow management to focus on their core business. We believe this will generate capital appreciation of the client companies and realized gains for their founders. We believe that by consulting with entrepreneurs at inception, we will generate client loyalty while we add value for our potential clients. The following are key elements of our strategy:

•	Guide our clients through the challenges of early development. We intend to help provide our client companies with the human capital to cultivate their products and services and grow into profitability. We believe that our services will reduce time, costs and accelerate the time to bring the clients’ products and services to market through managerial assistance, marketing resources, and technological collaboration. As the client companies mature, we can advise them by providing strategic guidance, access to legal and accounting resources.

•	Consult to diverse, innovative and dynamic clients. We believe that the low capital requirements to consult with our target clients, coupled with the short development timeline of technology and start-up companies, enable us to spread our resources across a wide spectrum of clients. Some companies will achieve positive cash flow, some will require further capital, and some will fail. By diversifying our target clients and industries, we believe we could help mitigate risk and enhance the value of our clients.

We also intend to provide managerial assistance available to our clients and, to the extent available, offer our services for cash or contingent compensation. We will negotiate our fees on a case-by-case basis and intend to offer hourly rates, flat fees and contingent fees for our services. The managerial assistance means, among other things, we offer to provide, and, if accepted do provide, significant guidance and counsel concerning the management, operations or business objectives and policies of our portfolio company.

We will provide a variety of services to client companies, including the following:

●	corporate formation and structure;

●	product development and design;

●	administrative functions and support;

●	marketing, branding and public relations

●	formulating operating strategies and corporate goals;

●	formulating intellectual property and other strategies;

●	introductions to potential joint venture partners, suppliers and customers; and

●	assisting in financial planning.

We intend to derive income from our clients for the performance of these services. At this time we have no official fee structure; pricing will be based upon job description and the anticipated services required by the client company.

If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely. We have not been successful in carrying out our business plan. If we are not successful in generating revenue and cannot raise sufficient funds, we may be forced to cease operations. If that is the case, we will look for possible merger candidate or another suitable company to possibly acquire us.

Results of Operations – Fiscal Year ended December 31, 2015 and 2014

No revenue has been generated by the Company for the fiscal years ended December 31, 2015 and 2014. The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations, and it does not have a source of revenue. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Our operating expenses for the year ended December 31, 2015 were $85,438 compared to operating expenses of $17,477 for the year ended December 31, 2014. The increase is primarily attributed to the increase of general and administrative expenses in 2015.

The Company’s net loss for the year ended December 31, 2015 was $85,438 compared to $17,477 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, the net cash used for operating activities was $82,814; the net cash provided by financing activities was $61,697, resulting in a net decrease in cash of $21,117 as of December 31, 2014.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the fiscal year ended December 31, 2015:

For the fiscal year ended December 31, 2015
Net Cash (Used in) Operating Activities	$(82,814)
Net Cash Provided by Investing Activities
Net Cash Provided by Financing Activities
Net Decrease in Cash and Cash Equivalents	$(21,117)

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, we had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to commence operations and generate sufficient revenue; however, our cash position may not be sufficient to support its daily operations. While we believe in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and in our ability to raise additional funds.

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 2 to our financial statements for the reporting period ended December 31, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

We have no assets or liabilities valued at fair value on a recurring basis.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.       Financial Statements and Supplementary Data

M & A HOLDING CORP.

FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

M&A Holding Corp.

We have audited the accompanying balance sheet of M&A Holding Corp. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2015 and for the period November 5, 2014 (Inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M&A Holding Corp. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the year ended December 31, 2015 and for the period November 5, 2014 (Inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has an accumulate deficit of $102,915 at December 31, 2015, and does not have sufficient cash to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

February 8, 2016

F-1

M&A HOLDING CORP

BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash	$7	$21,124
Total current assets	7	21,124

TOTAL ASSETS	$7	$21,124

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	5,250	2,626
Loan payable - Related Party	76,522	14,825
Total current liabilities	81,772	17,451

TOTAL LIABILITIES	81,772	17,451

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 shares authorized,
150,525,000 shares issued and outstanding	15,053	15,053
Additional paid-in capital	6,097	6,097
Accumulated deficit	(102,915)	(17,477)
Total stockholders' Equity	(81,765)	3,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7	$21,124

The accompanying notes are an integral part of these consolidated financial statements.

F-2

M&A HOLDING CORP

STATEMENTS OF OPERATIONS

		From Inception
		November 5,
	Year ended	2014 to
	December 31,	December 31,
	2015	2014

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	85,438	17,477
Total operating expenses	85,438	17,477

Net loss before income tax provision	(85,438)	(17,477)

Income tax provision	—	—

NET LOSS	$(85,438)	$(17,477)

Weighted average number of shares outstanding - basic and diluted	150,525,000	115,036,605

Earning per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

F-3

M&A HOLDING CORP

STATEMENTS OF CASH FLOWS

		From Inception
		November 5,
	Year ended	2014 to
	December 31,	December 31,
	2015	2014

Cash Flows from Operating Activities:

Net Loss	$(85,438)	$(17,477)

Adjustments to reconcile net loss to net cash
used in operating activities:	—

Changes in operating assets and liabilities:
Accrued expenses	2,624	2626

Net Cash used in Operating Activities	(82,814)	(14,851)

Cash flows from Financing Activities:

Proceeds from issuance of common stock		21,150
Proceeds of loan from shareholder, net of repayments	61,697	14,825
Net Cash provided by Financing Activities	61,697	35,975

Net decrease in cash	(21,117)	21,124
Cash at beginning of period	21,124	—
Cash at end of period	$7	$21,124

The accompanying notes are an integral part of these consolidated financial statements.

F-4

M&A HOLDING CORP

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM INCEPTION (NOVEMBER 5, 2014) TO DECEMBER 31, 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception November 5, 2014	—	—	—	—	—

Common shares issued to the Company's founder at $.0001 per share	120,000,000	12,000	(11,200)	—	800

Common shares issued under subscription agreements at $.01 per share	30,525,000	3,053	17,297	—	20,350

Net loss for the period	—	—	—	(17,477)	(17,477)

Balance - December 31, 2014	150,525,000	$15,053	$6,097	$(17,477)	$3,673

Net loss for the period				(85,438)	(85,438)

Balance - December 31, 2015	150,525,000	$15,053	$6,097	$(102,915)	$(81,765)

The accompanying notes are an integral part of these consolidated financial statements.

F-5

M&A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

M&A Holding Corp (the “Company”) was incorporated in the State of Nevada on November 5, 2014. The Company is a development stage company that intends to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On July 8, 2015 pursuant to the terms of a Stock Purchase Agreement, the Company acquired all of the shares of Muliang Agriculture Limited (‘Muliang”) for consideration of $5,000. Muliang is a Hong Kong Company holding a Shanghai Company with no assets, liabilities, or operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

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

F-6

M&A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

F-7

M&A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has an accumulated deficit of $102,915 at December 31, 2015, and does not have sufficient cash to fund its operations.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to receive capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period from inception to December 31, 2015, to the Company’s effective tax rate is as follows:

Income tax expense (benefit) at statutory rate	$(29,000)
Change in valuation allowance	29,000
Income tax expense per books	$—)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2014 are as follows:

Net Operating Loss	$35,000
Valuation allowance	(35,000)
Net deferred tax asset	—)

The Company has approximately $102,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

F-8

M&A HOLDING CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On November 18, 2014 the Company issued 30,525,000 shares of common stock pursuant to subscription agreements for proceeds of $20,350

NOTE 6 – LOAN PAYABLE – RELATED PARTY

As of December 31, 2015 and 2014, the Company was obligated to a founder, former officer and former director of the Company, for a non-interest bearing demand loan with a balance of $76,522 and $14,825, respectively. On January 11, 2016 $64,737 of this loan was repaid from the proceeds of the issuance of common stock referred to in note 7.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued.

On January 11, 2016, pursuant to an investment agreement, the Company issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737. On the same date, Chenxi Shi, the sole officer and director of the Company on that date, transferred 120,000,000 shares of the common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement filed herewith as an exhibit.

Simultaneously on January 11, 2016, Chenxi Shi resigned as the Company’s officer and director and Lirong Wang was appointed the sole director and President and Secretary (the sole officer).

F-9

Item 9.       Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2015. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we plan to create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2015. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of the date of this report. Our executive officers are elected annually by our Board of Directors (which currently consists solely of Lirong Wang). Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Lirong Wang(1)	43	President, CEO, CFO, Secretary, Treasurer, and Director
Chenxi Shi (1)	49	Former President, CEO, CFO, Secretary, Treasurer, and Director

(1)	On January 11, 2016, Chenxi Shi resigned from all of Company’s officer positions and a member of the Board of Directors and Lirong Wang was appointed as the President, CEO, CFO, Secretary, Treasurer, and Director.

Set forth below is a brief description of the background and business experience of our executive officer and director since our inception.

Lirong Wang, President, CEO, CFO, Secretary, Treasurer, and Director

Mr. Wang has been the sole officer and director of the Company since January 11, 2016. Mr. Wang has also been the President of Mullan Agritech, Inc., a publicly listed company, since August 2013. Mr. Wang has also been the Chairman and CEO of Shanghai Muliang Industries Co., Ltd. since December 2006. From November 2002 to November 2006, Mr. Wang was general manager of Shanghai Aoke Chemical Products Co., Ltd. Mr. Wang received his bachelor degree in storage management from Harbin University of Commerce in 1996.

Although our sole officer and director Mr. Wang holds positions with Mullan Agritech, Inc., we do not believe that his positions with Mullan presents a conflict of interest in his capacity as our officer and director.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

Item 11.    Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Lirong Wang (1), President, CEO, Secretary, Treasurer & Director	2015	$0	0	0	0	0	0	$0	$0
	2014	$0	0	0	0	0	0	$0	$0

Chenxi Shi (1), Former President, CEO, Secretary, Treasurer & Director	2015	$0	0	0	0	0	0	$0	$0
	2014	$0	0	0	0	0	0	$0	$0

(1)	On January 11, 2016, Chenxi Shi resigned from all of Company’s officer positions and a member of the Board of Directors and Lirong Wang was appointed as the President, CEO, CFO, Secretary, Treasurer, and Director.

Option Grants

There are no stock option plans or common shares set aside for any stock option plan.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors (which currently consists solely of Lirong Wang) has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on shares issued and outstanding as of February 10, 2016.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of the date hereof, of which this prospectus is a part, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned(1)	Percent of Class (1)
Liring Wang, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	249,475,000	89.10%

All Executive Officers and Directors as a group (1 persons)	249,475,000	89.10%

Other 5% Shareholder: None

(1)	Applicable percentages are based on 280,000,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

There have been no material transactions, series of similar transactions or currently proposed transactions during 2015 and 2014 in which we were or are to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director or executive officer or any security holder who is known to us to own of record or beneficially more than 5% of our common stock, or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons, had a direct or indirect material interest.

On or about November 5, 2014, Chenxi Shi, our former President, CEO and director, paid for expenses involved with the formation of our company with personal funds on behalf of M&A Holding Corp, in exchange for 8,000,000 shares of common stock each, par value $0.0001 per share. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act.

On January 11, 2016, the Company issued 129,475,000 shares of its common stock to Lirong Wang, our sole officer and director, for an aggregate consideration of $64,737.5. These shares were issued in reliance on the exemption under Section 4(2) or Regulation S of the Securities Act.

The Company has been provided office space by Mr. Wang since January 11, 2016, sole officer and Director of the Company for free.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

Transactions with Promoters

We did not expressly engage a promoter at the time of its formation. Due to Mr. Chenxi Shi’s initiative in founding and organizing the business of the Company, he may be deemed to be a promoter under Securities Act Rule 405.

Independence of the Board of Directors

Although our common stock is not listed on a public exchange, we have engaged with certain market maker and are applying to obtain a quotation on the OTCQB concurrently with the filing of this prospectus. In order to be quoted on the OTCQB, a market maker must file an application on our behalf in order to make a market for our common stock. At this time, there can be no assurance that such an application for quotation will be approved.

For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that none of our directors are independent. This does not constitute an independent board of directors.

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $7,750 and $7,750 for the fiscal year ended December 31, 2015 and 2014, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1*	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 filed with the Company’s registration statement on Form S-1 filed with the SEC on January 5, 2015)
3.2*	By-Laws (Incorporated by reference to Exhibit 3.2 filed with the Company’s registration statement on Form S-1 filed with the SEC on March 19, 2015)
10.1*	Investment Agreement by and between Company and Lirong Wang, dated January 11, 2016 (Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2016)
10.2*	Transfer Agreement by and between Lirong Wang and Chenxi Shi, dated January 11, 2016 (Incorporated by reference to Exhibit 2.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2016)
10.3*	Stock Purchase Agreement by and between M&A Holding Corp and Muliang Agriculture, Inc., dated July 6, 2015 (Incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2015)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Previously filed.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M & A HOLDING CORP

February 10, 2016	By:	/s/Lirong Wang
Lirong Wang
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Lirong Wang	President, Chief Executive Officer,	February 10, 2016
Lirong Wang	Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

-21-