Form 10-Q
period 2016-03-31
M & A Holding Corp.
filed 2016-06-01
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55421

M & A HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	NA
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1958 Qianming East Road, Fengjingzhen, Jinshan District Shanghai, China
(Address of principal executive offices) (Zip Code)

(86) 21-67355092
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of May 31, 2016, the registrant had 150,525,000 shares of its common stock outstanding.

M & A HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of M & A Holding Corp. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q :

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of M & A Holding Corp. and subsidiaries

We have reviewed the accompanying consolidated balance sheets of M&A Holding Corp. and subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of operations and comprehensive loss, and cash flows for the three month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M&A Holding Corp. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended and in our report dated May 27, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheets as of December 31, 2015, are fairly stated, in all material respects, in relation to the balance sheets from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, CA	WWC, P.C.
May 27, 2016	Certified Public Accountant

F-1

M & A HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,658	$13,217
Accounts receivable, net	343,853	454,118
Accounts receivable - related party	65,126	64,701
Inventories	630,228	548,043
Advances to suppliers	72,957	1,950
Prepaid expenses	2,847	2,828
Other receivables, net	117,481	155,438
Due from related party	519	—
Total Current Assets	1,269,669	1,24,295

Plant and equipment, net	5,179,061	5,185,217
Construction in progress	7,652,784	7,478,664
Intangible assets, net	2,634,013	2,631,562
Other assets and deposits	158,864	159,656

Total Assets	16,894,391	$16,695,394

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans - related party	76,522	76,522
Accounts payable and accrued payables	2,779,183	2,803,025
Accounts payable - related party	151,294	150,307
Advances from customers	16,287	8,249
Other payables	330,516	265,393
Due to related party	3,253,891	2,922,075
Total Current Liabilities	6,607,693	6,225,571

Long-term loans	7,504,632	7,455,674
Total Liabilities	14,112,325	13,681,245

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares and 150,525,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively.	28,000	15,053
Additional paid in capital	16,730,447	16,743,394
Accumulated deficit	(13,779,683)	(13,535,298)
Accumulated other comprehensive loss	(183,260)	(200,358)
Stockholders' Equity (Deficit) - M & A Holding Corp and Subsidiaries	2,795,504	3,022,791
Noncontrolling interest	(13,438)	(8,642)
Total Stockholders' Equity (Deficit)	2,782,066	3,014,149
Total Liabilities and Stockholders' Equity	$16,894,391	$16,695,394

See accompanying notes to consolidated financial statements

M & A HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$63,201	$101,641
Revenues - related party	—	—
	63,201	101,641
Cost of goods sold	60,923	104,446
Gross profit (loss)	2,278	(2,805)

Operating expenses:
General and administrative expenses	293,042	248,572
Selling expenses	29,884	51,424
Total operating expenses	322,926	299,996

Loss from operations	(320,648)	(302,801)

Other income (expense):
Interest expense	(14,142)	(448,593)
Other income (expense), net	85,814	(59,979)
Total other expenses	71,672	(508,572)

Loss before income taxes	(248,976)	(811,373)

Income taxes	—

Net loss	(248,976)	(811,373)

Net loss attributable to noncontrolling interest	(4,591)	(8,609)
Net loss attributable to common stockholders	(244,385)	(802,764)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	17,098	180,413

Comprehensive loss	$(227,287)	$(622,351)

Loss per share
-Basic	$(0.00)	$(0.00)
-Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
-Basic	280,000,000	280,000,000
-Diluted	280,000,000	280,000,000

See accompanying notes to consolidated financial statements

M & A HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(248,976)	$(811,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	114,314	67,553
Bad debt expense	271,800	224,232
Permanent loss from inventory valuation	89,350	95,115
Accounts receivable	43,864	(363,477)
Accounts receivable - related party	—	299,172
Inventories	(166,842)	42,144
Advances to suppliers	(87,315)	(2,832,950)
Advances to suppliers - related party	—	12,319
Prepaid expenses	(135,478)	3,459
Long Term Investment	(7,645)	—
Other receivables	50,201	(1,879,202)
Accounts payable and accrued payables	(41,624)	476,790
Accounts payable - related party	—	(1,135,774)
Advances from customers	7,873	(16,978)
Other payables	250,559	696
Total adjustments	404,347	(5,006,901)
Net cash used in operating activities	155,371	(5,818,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(29,230)	23,831
Improvement in apple orchard	(18,668)	(199,416)
Investment in construction in progress	(123,270)	(268,679)
Net cash used in investing activities	(171,168)	(444,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term loans	—	2,846,982
Due to (from) related party	119,702	(1,134,858)
Repayment of short-term loans	—	(10,491,100)
Proceeds from short-term loans	—	12,971,736
Proceeds of loan from shareholder , net of repayments	—	626
Capital contribution from shareholders	—	1,643,702
Net cash provided by financing activities	119,702	5,837,088

EFFECT OF EXCHANGE RATE CHANGES ON CASH	80,464	498,815

NET INCREASE (DECREASE) IN CASH	23,441	73,365

CASH, BEGINNING OF PERIOD	13,217	204,660

CASH, END OF PERIOD	$36,658	$278,025

See accompanying notes to consolidated financial statements

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

M&A Holding Corporation (“M&A” or the “Company”) was incorporated under the laws of the State of Nevada on November 5, 2014. M&A’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in agricultural industry are conducted through several indirectly owned subsidiaries in China.

History

Shanghai Muliang Industry Co., Ltd. (referred to herein as “Muliang Industry”) was incorporated in PRC on December 7, 2006 as a limited liability company, owned 95% by Lirong Wang and 5% by Zongfang Wang. Muliang Industry through its own operations and its subsidiaries is engaged in the business of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in the agricultural industry.

On May 27, 2013, Muliang Industry entered into and consummated an equity purchase agreement whereby it acquired 99% of the outstanding equity of Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a corporation organized under the laws of the People’s Republic of China. Fukang was incorporated in Weihai City, Shandong Province on January 6, 2009. Fukang is focused on the distribution of organic fertilizers and the development of new bio-organic fertilizers. As a result of the completion of the transaction, Fukang became a 99% owned subsidiary of Muliang Industry, with the remaining 1% equity interest owned by Mr. Hui Song.

On July 11, 2013, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agritech Development Co., Ltd. (“Muliang Agritech”) in Shanghai, China. On November 6, 2013, Muliang Industry sold 40% of the outstanding equity of Muliang Agritech to Mr. Jianping Zhang for consideration of approximately $65,000 or RMB 400,000. Muliang Agritech does not currently conduct any operations.

On July 17, 2013, Muliang Industry entered into an equity purchase agreement to acquire 100% of the outstanding equity of Shanghai Zongbao Environmental Construction Co., Ltd. (“Zongbao”) with consideration of approximately $3.2 million or RMB 20 million, effectively becoming the wholly-owned subsidiary of Muliang Industry. Zongbao was incorporated in Shanghai on January 25, 2008. Zongbao processes and distributes organic fertilizers. Zongbao wholly owns, Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”).

On August 21, 2014, Muliang Agricultural Limited ("Muliang HK") was incorporated in Hong Kong as an investment holding company.

January 27, 2015, Muliang HK incorporated a wholly foreign-owned enterprise, Shanghai Mufeng Investment Consulting Co., Ltd ("Shanghai Mufeng"), in the People's Republic of China ("PRC").

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On July 8, 2015, M&A entered into certain stock purchase agreement with Muliang Agriculture, Inc., pursuant to which M&A, for a consideration of $5,000, acquired 100% interest in Muliang HK and its wholly-owned subsidiary Shanghai Mufeng. Both Muliang and Mufeng are controlled by the Company’s sole officer and director, Lirong Wang.

On July 23, 2015, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

On September 3, 2015, M&A effected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding of which 120,000,000 were owned by Chenxi Shi the founder of M&A and its sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

On January 11, 2016, M&A issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of M&A on that date, transferred 120,000,000 shares of the common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by M&A whereby M&A would derive all substantial economic benefit generated by Muliang Industry and its subsidiaries.

As a result, M&A has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, M&A exercises control over Muliang Industry. Muliang Industry has two wholly-owned subsidiaries (Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Muliang Agritech), and one indirectly wholly owned subsidiary Zongbao Cangzhou.

Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, and Muliang Agritech are referred to as subsidiaries. M&A and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, and Muliang Agritech, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

Share Split

On June 30, 2015, a registration statement on Form S-1 was declared effective for the offer and sale of 30,525,000 shares (2,035,000 pre-split shares) to 39 new shareholders.

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the three months ended March 31, 2016 and 2015, the Company reported net losses of $248,969 and $811,373, respectively. The Company had working capital deficit of approximately $13.78 million and $13.53 million as of March 31, 2016 and December 31, 2015. In addition, the Company had cash inflows of $74,427 and outflow $5,818,274 from its operating activities during the three months ended March 31, 2016 and 2015. These conditions raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its new fertilizer factories start to operate. In 2015, the Company obtained capital contribution of approximately $16 million from its shareholders which successfully improved the Company’s financial position as of March 31, 2016. Additionally, one of the new fertilizer factories was completed and put in operations in August 2015 and another factory was expected to put in operation in June 2016.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). All significant intercompany transactions and balances have been eliminated.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2015.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates. Significant estimates include the useful lives of property and equipment, land use rights, assumptions used in assessing collectability of receivables and impairment for long-term assets.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

M & A consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Muliang Agritech, and 99% controlled Fukang. The 40% equity interest holder of Muliang Agritech and 1% equity interest holders in Fukang are be accounted as non-controlling interest in the Company’s consolidated financial statements.

The variable interest entities consolidated for which the Company is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Control by Principal Stockholders

The Company’s directors and executive officers and their affiliates or related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of our common stock. Accordingly, if our directors and executive officers and their affiliates or related parties vote their shares uniformly, they would have the ability to control the approval of most corporate actions, including increasing our authorized capital stock and the dissolution or merger of our company or the sale of our assets.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash with various financial institutions.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery.

Property, Plant and Equipment

Plant and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Included in property and equipment is construction-in-progress which consisted of factory improvements and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation of the assets. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Building	20 years
Operating equipment	5-10 years
Vehicle	3-5 years
Electronic equipment	3-20 years
Office equipment	3-20 years
Apple orchard	10 years

The apple orchard includes rental for an apple farm, labor cost, fertilizers, apple seeds, apple seedlings and others. The costs to purchase and cultivate apple trees and the expenditures related to labor and materials to plant apple trees until they become commercially productive are capitalized, which require a two-year period. The estimated production life for apple tree is 10 years, and the costs are depreciated without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees or grafted varieties are fruited are capitalized into inventory and included in Work in process—apple orchard, a component of inventories.

Depreciation expenses pertaining to apple trees will be included in inventory costs for those apples to be sold and ultimately become a component of cost of goods sold. Similar to other assets, the failure of our apple trees to be serviceable over the entirety of their anticipated useful lives or to be sold at their anticipated residual value will negatively impact our operating results.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Included in the intangible assets are land use rights. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

The Company carries intangible assets at cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over estimated useful life of 50 years for the land use rights.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2016 and 2015.

Advances from Customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of its fertilizer products upon shipment and transfer of title.

Cost of Sales

Cost of goods sold consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns.

The Company is subject to the Enterprise Income Tax law (“EIT”) of the People’s Republic of China. The Company’s operations in producing and selling fertilizers are subject to the 25% enterprise income tax.

Advertising Costs

All advertising costs are expensed as incurred and are included in selling expenses. Advertising expenses were $85,394 and $9,588 for the three months ended March 31, 2016 and 2015, respectively.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company’s comprehensive income (loss) consist of net income (loss) and unrealized gains from foreign currency translation adjustments.

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income (loss). The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2016 and 2015 was 17,098 and $180,413, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset and liability accounts at March 31, 2016 and December 31, 2015 were translated at 6.4494 RMB to $1 USD and 6.4917 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the three months ended March 31, 2016 and 2015 were 6.5405 RMB and 6.1441 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at January 31, 2016 and 2015.

Fair Value of Financial Instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, advances to suppliers, prepaid expenses, short-term loans, accounts payable, accrued expenses, advances from customers, VAT and service taxes payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

The following table summarizes the carrying values of the Company’s financial instruments:

	March 31, 2016	December 31, 2015

Cash	$36,658	$13,217
Accounts receivables, net	408,979	518,819
Other receivables	321,581	217,056
	$767,218	$749,092

Government Contribution Plan

Pursuant to the laws applicable to PRC law, the Company is required to participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

Statutory Reserve

Pursuant to the laws applicable to the PRC, the Company must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC-280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in two business segments and in one geographical segment (China), as all of the Company’s current operations are carried in China.

Recent Accounting Pronouncement

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 201517 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments Overall (Subtopic 82510): Recognition and Measurement of Financial Assets and Financial Liabilities". The amendments in ASU 201601, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short term leases) at the commencement date: A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08,"Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 20140-9, "Revenue from Contracts with Customers (Topic 606)". Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2016	December 31, 2015

Accounts receivable	$412,616	$522,432
Less: allowance for doubtful accounts	(68,763)	(68,314)
Total, net	$343,853	$454,118

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $ 449 and $8,891 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2016	December 31, 2015

Raw materials	$313,641	$294,794
Finished goods	316,587	253,249
Total, net	$630,228	$548,043

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	March 31, 2016	December 31,2015

Construction deposit	$65,387	$64,961
Loan receivables	15,505	15,404
Deposit for equipment purchase	199,972	198,668
Others	25,939	64,492
	306,803	343,525
Less: allowance for doubtful accounts	(189,322)	(188,087)
	$117,481	$155,438

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company increased the allowance for doubtful accounts in the amount of $831 and $15,284 for the three months ended March 31, 2016 and 2015.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2016 and December 31, 2015 consisted of:

	Useful Life	March 31, 2016	December 31,2015

Building	20 years	$3,084,897	$2,960,386
Operating equipment	5-10 years	1,931,865	1,996,675
Vehicle	3-5 years	44,930	43,057
Office equipment	3-20 years	11,507	10,535
Apple Orchard	10 years	672,562	649,367
		5,745,761	5,660,020
Less: accumulated depreciation		(566,700)	(474,803)
		$5,179,061	$5,185,217

For the three months ended March 31, 2016 and 2015, depreciation expense amounted to $91,897 and $51,804, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

For the three months ended March 31, 2016 and 2015, no amortization expense of the apple orchard was reported.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the constructions of two new fertilizer factories. Once construction is completed and the facilities are approved to be used, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of March 31, 2016 and December 31, 2015, the construction in progress was $7,652,784 and $7,478,664, respectively. Included in this amount were: $7,652,784 and $7,478,664 as of March 31, 2016 and December 31, 2015 for building an organic fertilizer processing facility, located in Shanghai, with the annual production capacity of 100,000 tons organic fertilizers. The facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million, and was scheduled to be completed on June 2016. As of March 31, 2016, $0 was spent for building an organic fertilizer processing facility, located in Weihai City, Shandong Province, with the annual production capacity of 50,000 tons organic fertilizers. The facility was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million, and had been completed on August 2015.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life	March 31, 2016	December 31, 2015

Land use rights	50 years	$2,897,812	$2,878,907
Others	10 years	15,505	15,404
		2,913,317	2,894,311
Less: accumulated amortization		(279,304)	(262,749)
		$2,634,013	$2,631,562

For the three months ended March 31, 2016 and 2015, amortization of intangible assets amounted to $16,555 and $19,549, respectively.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG TERM LOAN

Long-term loans represent amounts due to lenders that are due more than one year, which consisted of the following:

	March 31, 2016	December 31, 2015

Loan payable to Agricultural Bank of China, annual interest rate of 6%, due by February 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	$775,272	$770,214
Loan payable to Agricultural Bank of China, annual interest rate of 5.70%, due by February 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	775,271	770,213
Loan payable to Agricultural Bank of China, annual interest rate of 6%, due by August 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	1,240,435	1,232,343
Loan payable to Agricultural Bank of China, annual interest rate of 5.75%, due by February 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	1,085,381	1,078,300
Loan payable to Agricultural Bank of China, annual interest rate of 6.90%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	620,218	616,171
Loan payable to Agricultural Bank of China, annual interest rate of 6.60%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	682,239	677,789
Loan payable to Agricultural Bank of China, annual interest rate of 6.00%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	155,054	154,043
Loan payable to Agricultural Bank of China, annual interest rate of 6.60%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	93,033	92,426
Loan payable to Agricultural Bank of China, annual interest rate of 5.70%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	1,550,544	1,540,429
Loan payable to Rushan City Rural Credit Union, annual interest rate of 10.76%, due by June 18, 2016.	527,185	523,746

	$7,504,632	$7,455,674

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS DEFICIT

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

On January 11, 2016, pursuant to an Investment Agreement, the Company issued 129,475,000 shares of its common stock for an aggregate consideration of $64,738.

NOTE 11- LOSS PER SHARE

Loss per share is shown as the following:

	For the three months ended
	March 31,
	2016	2015
Basic and diluted loss per share numerator
Net loss attributable to common stockholders	$(244,385)	$(802,764)

Basic and diluted loss per share denominator
Original shares:	280,000,000	280,000,000
- Additions from issuances of common stock	—	—
Basic and diluted weighted average shares outstanding	280,000,000	280,000,000

Loss per share
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding
- Basic	280,000,000	280,000,000
- Diluted	280,000,000	280,000,000

* There were no potentially dilutive securities outstanding for the periods presented.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS

*Due from Related Parties

The Company was owed $519 from Mr. Guohua Lin, one of the shareholders of the Company as of March 31, 2016. The balance of due from related party was zero as of December 31, 2015.

*Account receivable and sales from related parties

The Company made sales to Yantai Zongbao Tele-Agriculture Service Co., Ltd, a related party of the Company, in amount of $10,802 for the three months ended March 31, 2016, and have a balance of $64,701 from Yantai Zongbao Tele-Agriculture Service Co., Ltd, a related party of the Company, as of December 31, 2015.

*Account payable and purchase from related parties

The balance of account payable - related parties of $151,294 and $150,307 represents the payable to Shanghai Aoke Chemicals Co., Ltd, a related party of the Company, as of March 31, 2016 and December 31, 2015 respectively.

The Company did not purchase material or service from related parties for the three months ended March 31, 2016 and 2015.

*Due to related party

	March 31, 2016	December 31, 2015	Relationship
Jilin Jiliang Zongbao Biological Technology Co., Ltd.	615,290	611,276	One of management team members had actual control over this entity
Shanghai Aoke Chemicals Co., Ltd.	15,567	15,466	The Company’s CEO is one of Aoke’s shareholders
Mr. Lirong Wang	2,016,223	1,488,827	The CEO and Chairman of the Company
Ms. Hui Song	575,800	572,044	One of management team members
Ms. Xueying Sheng	31,011	226,443	The CFO of the Company
Mr. Guohua Lin	—	8,019	One of the Company’s shareholders
Total	3,253,891	2,922,075

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
Customers	2016		2015
	Amount	%	Amount	%
A	623,810	56%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
Supplier	2016		2015
	Amount	%	Amount	%
A	21,283	17%
B	20,570	17%
C	14,867	12%

Credit Risks

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

At March 31, 2016 and December 31, 2015, the Company’s cash balances by geographic area were as follows:

	March 31, 2016		December 31, 2015
Country
United States	$7	0.01%	$7	0.05%
China	36,658	99.99%	13,210	99.95%
Total cash and cash equivalents	$36,665	100%	$13,217	100%

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Lease Commitments

The total future minimum lease payments under the operating leases as follows:

Periods	Amounts
For year ended December 31, 2016	$104,726
For year ended December 31, 2017	61,153
For year ended December 31, 2018	61,153
For year ended December 31, 2019	—
Thereafter	—
Total	$227,032

Rent expenses for the leases were $26,182 and $104,726 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 15 – INCOME TAXES

United States

M & A Holding Corp. (“M & A”) is established in the State of Nevada in United States and is subject to Nevada State and US Federal tax laws. M & A has approximately $102,000 of unused net operating losses (“NOLs”) available for carry forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

Muliang Agriculture Limited (“Muliang HK”) is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the three months ended March 31, 2016 and 2015, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

M & A HOLDING CORP. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES (CONTINUED)

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, and Muliang Agritech are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
US Statutory income tax rate	35%	35%
Lower rates in PRC, net	(10)%	(10)%
Valuation allowance	(25)%	(25)%
Total	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

March 31, 2016

PRC income tax at statutory rate	$
Less: valuation allowance
Net deferred tax asset

NOTE 16 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Fertilizer	$63,201	$101,641	$60,923	$104,446
Apple	—	—	—	—
Total	$63,201	$101,641	$60,923	$104,446

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

Overview

During the period from our formation on November 2014 to October 2015, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities.

On February 10, 2016, Muliang Industry Co., Ltd. (“Muliang Industry”) entered into an entrusted management agreement with Muliang Agriculture Ltd.’s wholly owned subsidiary, Shanghai Mufeng Investment Consulting Co., Ltd. (“Muliang WFOE”), which provides that Muliang WFOE will be entitled to the full guarantee for the performance of such entrusted management agreement entered into by the Company. Muliang Agriculture Ltd. (“Muliang HK”) was incorporated in Hong Kong, PRC on August 21, 2014. Other than the equity interest in Muliang WFOE, Muliang HK does not own any assets or conduct any operations. Muliang WFOE is also entitled to receive the residual return of the Company. As a result of the agreement, Muliang WFOE will absorb 100% of the expected gains or losses of the Company, which results in Muliang WFOE being the primary beneficiary of the Company.

Muliang WFOE also entered into a pledge of equity agreement with the principal shareholders of the Company (the “Principal Shareholders”), who pledged all their equity interest in the entity to Muliang WFOE. The pledge of equity agreement, which were entered into by each Principal Shareholder, pledged each of the Principal Shareholders’ equity interest in the Company as a guarantee for the entrustment payment under the Entrusted Management Agreements. In addition, Muliang WFOE entered into an option agreement to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company will be treated as a variable interest entity (“VIE”) of Muliang HK as required by generally accepted accounting principles in the United States (“US GAAP”), because Muliang HK is the primary beneficiary of the VIE. The profits and losses of the Company are allocated based upon the Entrusted Management Agreement.

On February 10, 2016, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Muliang HK. Pursuant to the terms of the Exchange Agreement, the shareholders of Muliang HK transferred to M&A Holding all of the Muliang HK Shares in exchange for the issuance of 150,525,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Muliang HK became a wholly-owned subsidiary of us and the shareholders of Muliang HK acquired approximately 100% of our issued common shares.

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined Muliang HK and its subsidiaries, including its VIE, Muliang Industry, as if the Share Exchange had been in effect retroactively for all periods presented. As previously noted the “Company” for financial statement purposes was the consolidation of Muliang HK, Muliang WFOE, Muliang Industry and Muliang Industry’s subsidiaries. Muliang Industry’s subsidiaries include its wholly-owned subsidiaries which are limited liability companies in People’s Republic of China (“PRC”), Shanghai Zongbao Environment Engineering Co., Ltd. (“Zongbao”) and Shanghai Muliang Agritech Development Co., Ltd. (“Muliang Agritech”); its 99% owned subsidiary, Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a PRC limited liability company, and Shanghai Muliang Agricultural Sales Co., Ltd. (Muliang Sales), a PRC limited liability company found in July 2015.

Subsequent to the Share Exchange the “Company” is referred to as the consolidation of Muliang HK, Muliang WFOE, Muliang Industry, Zongbao, Fukang, Muliang Agritech, Muliang sales, and M&A Holding Corp. (“M&A Holding”), with M&A Holding as the legal acquirer in Share Exchange, and subsequent to the Share Exchange the parent company of the consolidated entity. For financial reporting purposes, Muliang HK was considered the acquirer in such transaction.

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China (“PRC”). Currently, we have one fertilizer processing plant located in Shanghai in the PRC. Our current maximum production capacity is 30,000 metric tons a year. We are currently building 2 new fertilizer plants in Weihai City, Shandong Province and in Shanghai in the PRC. One of the new plants located in Weihai City was in operations in August 2015 with annual production capacity of 50,000 metric tons. Another new plant located in Shanghai would be put in operations in June 2016 with annual production capacity of 100,000 metric tons.

Construction in progress consists of amounts expended for the constructions of a new fertilizer factory. Once construction is completed and the facilities are approved to be used, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of March 31, 2016 and December 31, 2015, the construction in progress was $7,652,784 and $7,478,664, respectively.

This Construction in progress was an organic fertilizer processing facility, located in Shanghai, with the annual production capacity of 100,000 tons organic fertilizers. The facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million, and was scheduled to be completed on June 2016.

We have an organic fertilizer processing facility, located in Weihai City, Shandong Province, with the annual production capacity of 50,000 tons organic fertilizers. The facility was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million, and had been completed on August 2015.

Our products are sold under the “Zongbao” brand name. Our customers are mainly located in provinces of Jiangsu, Zhejiang and Shandong.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following are our critical accounting policies:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

As reflected in the accompanying consolidated financial statements, we had net losses of $248,976 and $3,011,543 for the three months ended March 31, 2016 and for the year ended December 31, 2015. Our cash balances as of March 31, 2016 and December 31, 2015 were $36,658 and $13,217, respectively. We had short-term payable of $6.61 million at March 31, 2016 which would due in the next 12 months. In addition, we had a working capital deficit and accumulated deficit of $5,338,024 and $4,985,276 at March 31, 2016 and December 31, 2015 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Going Concern

We incurred net losses of $0.25 million and $3.01 million for the three months ended March 31, 2016 and for the year ended December 31, 2015. In addition, our cash was $0.01 million at the same date with $6.61 million current liability which would due in the next 12 months. We also had a negative working capital of $5.33 million as of March 31, 2016. These conditions raise a substantial doubt as to whether we may continue as a going concern. We are planning to negotiate with our lenders to extend or renew our loans and are planning to seek additional financing from local banks in the PRC. We will also seek to improve our cash flows from operations by implementing cost control measures and reducing our inventory purchases.

Principles of Consolidation

The consolidated financial statements include the accounts of M&A Holding, Muliang HK, Muliang WFOE, Muliang Industry, Zongbao, Fukang, Muliang Agritech, and Muliang Agricultural Sales Company. All intercompany transactions and account balances are eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Accounts Receivable

We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an 100% allowance for doubtful accounts equivalent to those accounts that are not collected within one year plus 50% for receivables outstanding for six months old. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

Inventory Valuation

We value our fertilizer inventories at the lower of cost, determined on a weighted average basis, and net realizable value (the estimated market price). When the carcasses are disassembled and transferred from primary processing to various manufacturing departments, we adjust the net realizable value for product specifications and further processing, which becomes the basis for calculating inventory values. In addition, substantially all inventory expenses, packaging and supplies are valued by the weighted average method.

Apple Orchard

Apple Orchard consists primarily of rental for an apple farm, labor cost, fertilizers, apple seeds, apple seedlings and others. The costs to purchase and cultivate apple trees and the expenditures related to labor and materials to plant apple trees until they become commercially productive are capitalized, which require a 2 year period. The estimated production life for apple tree is 10 years, and the costs are amortized without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees or grafted varieties are fruited are capitalized into inventory and included in Work in process—apple orchard, a component of inventories.

Amortized expenses pertaining to apple orchard are included in inventory costs for those apples to be sold and ultimately become a component of cost of goods sold. Similar to other assets, the failure of our apple orchard to be serviceable over the entirety of their anticipated useful lives or to be sold at their anticipated residual value will negatively impact our operating results.

Revenue Recognition

Our revenue recognition policies are in compliance with Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue is recognized after delivery is complete, customer acceptance of the product occurs and collectability is reasonably assured. Payments received before satisfaction of all relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue consists of payments received from customers prior to customer acceptance of our products.

Sales revenue represents the invoiced value of goods, net of value-added tax, or VAT. Our products sold and services provided in China are subject to VAT of 13% of gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product. We recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We compute our provision for income taxes based on the statutory tax rates and tax planning opportunities available to us in the PRC. Significant judgment is required in evaluating our tax positions and determining our annual tax position.

Results of Operations

We focus on the implementation of our strategic plan to complete our new fertilizer production facilities. Those 2 new facilities were designed with 50,000 metric tons and 100,000 metric tons of fertilizer production capacities. With completion of the 2 new factories, we would be able to expand our market shares in Jiangsu, Zhejiang and Shandong Province, PRC. One of our 2 new fertilizer factories located in Weihai City, Shandong Province was completed in May 2015 and put in operations in August 2015. However, due to a lack of funding, we have put on hold of our another new factory construction which was located in Shanghai with a design annual production capacity of 100,000 metric tons of fertilizer products and will continue to do so until additional funding is secured. As of the date of this report, we had invested approximately $6.6 million or RMB 40 million in the Shanghai new factory construction. To complete the Shanghai new factory construction, we may need additional $4.4 million or RMB 27.7 million to install equipment.

For the Three Months Ended March 31, 2016 and 2015

All amounts, other than percentages, are in U.S. dollars

	For Three Months Ended March 31,			Percentage of
	2016	2015	Net Change	Change
Revenues	$63,201	$101,641	$(38,440)	(37.82%)
Cost of goods sold	60,923	104,446	(43,523)	(41.67%)
Gross profit (loss)	2,278	(2,805)	5,083	(181.21%)
Selling, general and administrative expenses	322,926	299,996	22,930	7.64%
Loss from operations	(320,648)	(302,801)	(17,847)	(5.89%)
Interest expense	(14,142)	(448,593)	434,451	96.84%
Other income (expense), net	85,814	(59,979)	131,651	(219.5%)
Net other expense	71,672	(508,572)	580,244	114.09%
Loss before income taxes	(248,976)	(811,373)	562,397	(69.32%)
Income taxes	—	—	—
Net loss	$(248,976)	$(811,373)	$562,397	(69.324%)

Revenue. Total revenue decreased from $101,641 for the three months ended March 31, 2016 to $63,201 for the same period in 2015, which represented a decrease of $38,440, or approximately 38%. The decrease in revenues was primarily due to the shift of our marketing policy. Considering our old fertilizer plant located in Shanghai was not cost effective and our new Weihai plant was in operations since August 2015 which was designed with modern equipment and better production capacity, therefore, we put more marketing efforts in Shandong Province where our new Weihai plant locates to leverage our sale forces. Meanwhile, we gradually slowed down our Shanghai plant and built a new plant nearby which was scheduled to be in operations after June 2016. This shift caused our revenues reduced accordingly, comparing the operating results during the three months ended March 31, 2015 and 2014. We believe that upon we complete our new Shanghai factory in 2016, we would be able to provide more competitive fertilizer products in our Shanghai area market, including farmers in Jiangsu and Zhejiang Province

During the three months ended March 31, 2016, revenue from fertilizer sales in Shanghai area was $36,280, which represented a flat trend as compared to the same period in 2015. During the three months ended March 31, 2016, revenues from fertilizer sales in Shandong increased to $67,298, which represented an increase of $47,111, or approximately 233%, as compared to the same period in 2015. As stated above, we were shifting our marketing efforts from Shanghai area to Shandong area with consideration of our new plant construction progress.

Cost of sales. Cost of sales decreased from $104,446 for the three months ended March 31, 2015 to $60,923 for the three months ended March 31, 2016, which represented a decrease of approximately $43,523, or 42%. The decrease in cost of sales was in line with the decrease in our revenue from environmental protection equipment sales for the same period and cost benefits from using our new Weihai plant to produce fertilizer products with lower inputs.

Gross Profit (loss). The gross profit (loss) margin was increased from (3%) to 4% during the three months ended March 31, 2016 and 2015. The main reason for the increase was from the cost benefits from using our new Weihai fertilizer plant to effectively control our production costs. Our fertilizer products were facing strong competition from our competitors with lower selling prices. With our old Shanghai plant, we may not be able to compete with other competitors with the similar products. However, upon we completed our one of our new plants located in Weihai City, Shandong Province, we would be able to reduce our production costs and re-position our products in the market.

Expenses. Selling, general and administrative expenses increased by $22,930 for the three months ended March 31 2016 as compared to the same period in 2015. Our selling expenses decreased $21,540 and our general and administrative expenses increased $44,470. The major decrease in our selling expenses was from our shipping cost. The increase in our general and administrative expenses was mainly due to our additional inputs in hiring more professional personnel to operate our new Weihai plant.

Interest income (expense). We had interest expense of $14,142 during the three months ended March 31, 2016, which represents a decrease of $434,451, comparing with the interest expense of $448,593 in the same period of 2015.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25%. At March 301 2016, we had a net operating loss carry-forward for Chinese income tax purposes aggregating approximately $13,682,175 which will expire through the year 2020.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2016 and December 31, 2015 our working capital deficit was $5,338,024 and $4,985,276, respectively, mainly reflecting increases in our current liabilities, including $ 65,123 in other payable, $331,816 in our due to related parties, which were partly offset by decreases in our current assets, including $23,842 in account receivable, net.

For the Three Months Ended March 31, 2016 and 2015

We have financed our operations over the three months ended March 31, 2016 and 2015 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$155,371	$(5,818,274)
Net cash used in investing activities	(171,168)	(444,264)
Net cash provided by financing activities	119,702	5,837,088
Exchange rate effect on cash	(80,464)	498,815
Net cash inflow (outflow)	$23,441	$73,365

Cash Used in Operating Activities

Net cash provided by operating activities was $155,371 for the three months ended March 31, 2016. Cash provided by operating activities for the three months ended March 31, 2016 consisted primarily of net loss of $248,976 due to our higher operating expenses, and a noncash stock issuance of $64,738. Other than that, it also consisted depreciation and amortization of $114,314, collections of $43,864 from our credit sales, an increase of $250,559 from other payable, an increase of $7,873 in advanced from customers which were offset by increases of $166,842 in our inventories, $87,315 in advanced to suppliers, and an increase of $50,201 in other receivable.

Net cash used in operating activities was $5,818,274 for the three months ended March 31, 2015. Cash used in operating activities for the three months ended March 31, 2015 consisted primarily of net loss of $811,373 with components of $302,801 operating expenses and $448,593 interest expenses. Other than that, it also consisted depreciation and amortization of $67,553, an increase of $363,477 in accounts receivable, and increase of $2,832,950 in advanced to suppliers, an increase of $1,879,202 in other receivable, a decrease $1,135,774 in account payable - related party, which were offset by a decrease of $299,172 in account receivable - related party.

Cash Used in Investing Activities

Net cash used in investing activities was $171,168 for the three months ended March 31, 2016. The activities primarily consisted of our investments of $123,270 in 2 new fertilizer factory construction projects in Weihai and Shanghai City for the three months ended March 31, 2016. Our Weihai factory was completed in May 2015 and put in operations in August 2015. Our Shanghai factory was scheduled to be completed in June 2016.

Net cash used in investing activities was $444,264 for the three months ended March 31, 2015. The investments included primarily our investment of $268,679 in 2 new fertilizer factory construction projects in Weihai and Shanghai City.

Cash Provided by Financing Activities

Net cash provided by financing activities was $119,702 for the three months ended March 31, 2016. During the period, cash provided by financing activities consisted of the proceeds of $119,702 from related party.

Net cash provided by financing activities was $5,837,088 for the three months ended March 31, 2015. During the period, cash provided by financing activities included the proceeds of $2,846,982 from our long-term loans and $12,971,736 from our short-term loans, which were partly offset by repayments of $10,491,100 at our short-term loans, $1,134,858 to our related party loans.

Requirement for Additional Funding

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock or renewing our current obligations with loaners. We may also seek to obtain short-term loans from our directors or unrelated parties. Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of March 31, 2016
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$7,455,674	$-	$7,455,674	$-	$-
Others	-	-	-	-	-
	$7,455,674	$-	$7,455,674	$-	$-

Commitments for Capital Expenditure

We are building a new fertilizer factory. The new plant located in Shanghai would be put in operations in June 2016 with annual production capacity of 100,000 metric tons. During the three months ended March 31, 2016 and the year ended December 31, 2015, we had invested approximately $7.6 million and $7.5 million, respectively, in constructing a new fertilizer plants in Shanghai. The Shanghai fertilizer plant was planned to invest approximately $11 million or RMB 67.7 million in total to complete the construction. This factory is expected to satisfy the fertilizer demands from the South of China. The Shanghai plant will be mainly used in the farms planting rice, corn, and melons in Jiangsu and Zhejiang Province.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	any obligation under certain guarantee contracts,
•	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
•	any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and
•	any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risk. We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk. All of our operations are conducted in the PRC. Our sales and purchases are conducted within the PRC in Renminbi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

All of our revenues and expenses are denominated in Renminbi. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Interest Rate Risk. We do not have significant interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.

New Accounting Standards

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in the ASU defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2016, pursuant to an investment agreement, the Company issued 129,475,000 shares of its common stock to Lirong Wang, an officer of the Company, for an aggregate consideration of $64,737. The issuance of the shares has been determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 15, 2016, M & A Holding Corp. (the “Company”) dismissed Paritz & Company, P.A. (“Paritz”) as Company’s independent registered public accounting firm. The audit report of Paritz on the financial statements of the Company as of and for the fiscal years ended December 31, 2015 and December 31, 2014 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern. The decision to change the independent registered public accounting firm was recommended and approved by the Board of Directors of the Company. During the Company’s two most recent fiscal years ended December 31, 2015 and December 31, 2014, (a) there were no disagreements with Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

On March 15, 2016, the Board of Directors of the Company appointed WWC, P.C. (“WWC”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2015 and December 31, 2014 and through the date hereof prior to the engagement of WWC, neither the Company, nor someone on its behalf, has consulted WWC regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 1, 2016

M & A Holding Corp.

/s/ Lirong Wang
Name: Lirong Wang
Chief Executive Officer & Chief Financial Officer
(Principal Executive and Accounting Officer)

-17-