Form 10-Q
period 2016-06-30
MULLAN AGRITECH, INC.
filed 2016-08-22
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55421

MULLAN AGRITECH, INC.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 22, 2016, the registrant had 150,525,000 shares of its common stock outstanding.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Mullan Agritech, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$129,095	$13,217
Accounts receivable, net	333,772	454,118
Accounts receivable - related party	—	64,701
Inventories	703,376	548,043
Advances to suppliers	30,008	1,950
Prepaid expenses	13,158	2,828
Other receivables, net	21,524	155,438
Due from related party	2,759,374	—
Total Current Assets	3,990,307	1,240,295

Long term prepaid expense
Plant and equipment, net	4,975,204	5,185,217
Construction in progress	7,615,756	7,478,664
Intangible assets, net	2,541,925	2,631,562
Other assets and deposits	76,880	159,656

Total Assets	$19,200,072	$16,695,394

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	301,051	—
Short-term loans - related party	$11,784	$76,522
Accounts payable and accrued payables	1,267,571	2,803,025
Accounts payable - related party	—	150,307
Advances from customers	13,487	8,249
Other payables	2,801,893	265,393
Due to related party	4,366,522	2,922,075
Total Current Liabilities	8,762,308	6,225,571

Long-term loans	6,472,589	7,455,674
Total Liabilities	15,234,897	13,681,245

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares and 150,525,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively.	28,000	15,053
Additional paid in capital	16,795,185	16,743,394
Accumulated deficit	(12,571,487)	(13,535,298)
Accumulated other comprehensive loss	(278,777)	(200,358)
Stockholders' Equity (Deficit) - M & A Holding Corp and Subsidiaries	3,972,921	3,022,791
Noncontrolling interest	(2,496)	(8,642)
Total Stockholders' Equity (Deficit)	3,970,425	3,014,149
Total Liabilities and Stockholders' Equity	$19,200,072	$16,695,394

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$463,980	146,505	$527,181	248,146
	463,980	146,505	527,181	248,146
Cost of goods sold	326,764	138,076	387,687	242,522
Gross profit (loss)	137,216	8,429	139,494	5,624
Operating expenses:
Selling expenses	82,442	48,046	112,326	99,470
General and administrative expenses	437,050	306,870	730,092	555,442
Total operating expenses	519,492	354,916	842,418	654,912
Loss from operations	(382,276)	(346,487)	(702,924)	(649,288)
Other income (expense):
Interest expense	(13,573)	626,032	(27,715)	(1,074,625)
Loss from disposal of equipment	38,261	—	38,261	—
Other income (expense), net	1,604,103	206,295	1,689,917	146,316
Total other expenses	1,628,791	(419,737)	1,700,463	(928,309)
Income/(loss) before income taxes	1,246,515	(766,224)	992,289	(1,577,597)
Income taxes	27,227	—	27,227	—
Net income (loss)	1,219,288	(766,224)	970,312	(1,577,597)

Net income/(loss) attributable to noncontrolling interest	11,093	(5,680)	6,502	(14,289)
Net loss attributable to Shanghai Muliang Industry Co., Ltd. common stockholders	1,208,195	(760,544)	963,810	(1,563,308)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(95,517)	(55,473)	(78,419)	124,940

Comprehensive income/ (loss)	$1,112,678	(816,017)	$885,391	(1,438,368)

Loss per share
-Basic	0.00	(0.00)	0.00	(0.00)
-Diluted	0.00	(0.00)	0.00	(0.00)

Weighted average shares outstanding	280,000,000	280,000,000	280,000,000	280,000,000
-Basic	280,000,000	280,000,000	280,000,000	280,000,000
-Diluted

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$970,312	$(1,577,597)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	205,194	(541,717)
Loss on disposal of fixed asset	38,261	—
Bad debt expense	51,929	225,379
Permanent loss from inventory valuation	12,785	95,601
Accounts receivable	59,864	(39,233)
Accounts receivable - related party	64,269	11,273
Related party receivable	(2,804,974)	(3,537,870)
Inventories	(183,406)	(247,801)
Advances to suppliers	(28,567)	451,132
Advances to suppliers - related party	—	12,382
Prepaid expenses	(70,337)	3,477
Other receivables	251,388	(664,779)
Accounts payable and accrued payables	(336,716)	(37,428)
Accounts payable - related party	(149,302)	(1,141,580)
Advances from customers	5,516	(20,336)
Other payables	1,608,360	1,946
Total adjustments	(1,275,736)	(5,429,554)
Net cash used in operating activities	(305,424)	(7,007,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of (investment in) long term investment	7,651	(490,773)
Purchase of plant and equipment	(52,324)	630,733
Improvement of apple orchard	(56,280)	(403,407)
Proceeds from sale of property and equipment	465	—
Investment in construction in progress	(312,952)	(4,189,553)
Net cash used in investing activities	(413,440)	(4,453,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term loans	(520,244)	—
Proceeds from long-term loans	—	4,333,857
Proceeds from (Repayment to) related party	1,347,939	(1,010,219)
Repayment of short-term loans	—	(10,752,493)
Proceeds from short-term loans	—	16,918,122
Proceeds of loan from shareholder , net of repayments	—	1,116
Capital contribution from shareholders	—	2,142,878
Net cash provided by financing activities	827,695	11,633,261

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,047	(364,553)

NET INCREASE (DECREASE) IN CASH	115,878	(191,443)

CASH, BEGINNING OF PERIOD	13,217	204,660

CASH, END OF PERIOD	$129,095	$13,217

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$57,002	$—

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Mullan Agritech, Inc. (Previously M&A Holding Corporation. “Mullan Agritech”) was incorporated under the laws of the State of Nevada on November 5, 2014. Mullan Agritech’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in agricultural industry are conducted through several indirectly owned subsidiaries in China.

On June 9, 2016, Mullan Agritech filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, changing its name from “M&A Holding Corporation,” to “Mullan Agritech, Inc.”

On July 11, 2016, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace the change of the corporate name from “M&A Holding Corporation,” to “Mullan Agritech, Inc.”, and effective on such date. Mullan Agritech trades under its new name, Mullan Agritech, Inc.

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

On July 11, 2013, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”) in Shanghai, China. On November 6, 2013, Muliang Industry sold 40% of the outstanding equity of Agritech Development to Mr. Jianping Zhang for consideration of approximately $65,000 or RMB 400,000. Agritech Development does not currently conduct any operations.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

January 27, 2015, Muliang HK incorporated a wholly foreign-owned enterprise, Shanghai Mufeng Investment Consulting Co., Ltd ("Shanghai Mufeng"), in the People's Republic of China ("PRC").

On July 8, 2015, Mullan Agritech entered into certain stock purchase agreement with Muliang Agriculture, Inc., pursuant to which Mullan Agritech, for a consideration of $5,000, acquired 100% interest in Muliang HK and its wholly-owned subsidiary Shanghai Mufeng. Both Muliang HK and Shanghai Mufeng are controlled by the Company’s sole officer and director, Lirong Wang.

On July 23, 2015, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

On September 3, 2015, Mullan Agritech effected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding of which 120,000,000 were owned by Chenxi Shi the founder of Mullan Agritech and its sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

On January 11, 2016, Mullan Agritech issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of Mullan Agritech on that date, transferred 120,000,000 shares of the common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by Mullan Agritech whereby Mullan Agritech would derive all substantial economic benefit generated by Muliang Industry and its subsidiaries.

As a result, Mullan Agritech has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, Mullan Agritech exercises control over Muliang Industry. Muliang Industry has two wholly-owned subsidiaries (Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary Zongbao Cangzhou.

On June 6, 2016, Muliang Industry established a wholly-owned subsidiary, namely, Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”) in Henan Province, the central plain of China. Ningling Fertilizer is setup for a new production line of bio-chemical fertilizer and has not begun any operation yet.

Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang,,Agritech Development, Ningling Fertilizer and Mullan Agritech are referred to as subsidiaries the Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

Share Split

On June 30, 2015, a registration statement on Form S-1 was declared effective for the offer and sale of 30,525,000 shares (2,035,000 pre-split shares) to 39 new shareholders.

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the six months ended June 30, 2016 and 2015, the Company reported net income of $970,312 and net loss of $1,577,597, respectively. The Company had working capital deficit of approximately $4.77 million and $4.99 million as of June 30, 2016 and December 31, 2015. In addition, the Company had net cash inflows of $2,499,550 and net outflow $3,469,281 from its operating activities during the six months ended June 30, 2016 and 2015. The Company have improved its operating result, but the Company still incurred a loss from operation of $702,924 for the six months ended June 30, 2016, because the other income was as large as $1,700,463 for the six months ended June 30, 2016. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its new fertilizer factories start to operate. In 2015, the Company obtained capital contribution of approximately $16 million from its shareholders which successfully improved the Company’s financial position as of June 30, 2016. Additionally, one of the new fertilizer factories was completed and put in operations in August 2015 and another factory was expected to put in operation in June 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

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

Principles of Consolidation

Mullan Agritech consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, and 99% controlled Fukang. The 40% equity interest holder of Agritech Development and 1% equity interest holders in Fukang are be accounted as non-controlling interest in the Company’s consolidated financial statements.

The variable interest entities consolidated for which the Company is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2016 and 2015.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IncomeTaxes

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the six months ended June 30, 2016 and 2015 was $78,419 loss and $124,940 gain, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

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

Asset and liability accounts at June 30, 2016 and December 31, 2015 were translated at 6.6434 RMB to $1 USD and 6.4917 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the six months ended June 30, 2016 and 2015 were 6.5354 RMB and 6.1128 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at June 30, 2016 and December 31, 2015.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

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

The following table summarizes the carrying values of the Company’s financial instruments:

	June 30, 2016	December 31, 2015

Cash	$129,095	$13,217
Accounts receivables, net	333,772	454,118
Other receivables	21,524	155,438
Short term loan	301,051	—
Short term loan-related party	11,784	76,522
Long term loan	6,472,589	7,455,674
	$7,269,815	$8,154,969

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement (Continued)

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2016	December 31, 2015

Accounts receivable	$384,857	$522,432
Less: allowance for doubtful accounts	(51,085)	(68,314)
Total, net	$333,772	$454,118

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not take allowance for account accounts as of June 30, 2016.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30, 2016	December 31, 2015

Raw materials	$381,249	$294,794
Finished goods	322,127	253,249
Total, net	$703,376	$548,043

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	June 30, 2016	December 31,2015

Construction deposit	$—	$64,961
Loan receivables	—	15,404
Deposit for equipment purchase	—	198,668
Others	21,524	64,492
	21,524	343,525
Less: allowance for doubtful accounts	—	(188,087)
	$21,524	$155,438

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not take allowance for accounts as of June 30, 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2016 and December 31, 2015 consisted of:

	Useful Life	June 30, 2016	December 31,2015

Building	20 years	$2,910,132	$2,960,386
Operating equipment	5-10 years	1,858,161	1,996,675
Vehicle	3-5 years	68,003	43,057
Office equipment	3-20 years	42,093	10,535
Apple Orchard	10 years	721,128	649,367
		5,599,517	5,660,020
Less: accumulated depreciation		(624,313)	(474,803)
		$4,975,204	$5,185,217

For the six months ended June 30, 2016 and 2015, depreciation expense amounted to $170,155 and $103,608, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

For the six months ended June 30, 2016 and 2015, no amortization expense of the apple orchard was reported.

During the six months ended June 30, 2016, the Company disposed operating equipment at a cost of $51,247, with a $12,521 accumulated depreciation for proceeds of $465, in resulting a disposal loss of $38,261.

NOTE 7 – CONSTRUCTION IN PROGRESS

Construction in progress consists of amounts expended for the constructions of two new fertilizer factories. Once construction is completed and the facilities are approved to be used, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of June 30, 2016 and December 31, 2015, the construction in progress was $7,615,756 and $7,478,664, respectively. The Construction in progress represents the building of an organic fertilizer processing facility, located in Shanghai, with the annual production capacity of 100,000 tons organic fertilizers. The facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million, and was scheduled to be completed on June 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life	June 30, 2016	December 31, 2015

Land use rights	50 years	$2,813,167	$2,878,907
Others	10 years	15,053	15,404
		2,828,220	2,894,311
Less: accumulated amortization		(286,295)	(262,749)
		$2,541,925	$2,631,562

For the six months ended June 30, 2016 and 2015, amortization of intangible assets amounted to $30,800 and $32,929, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LONG TERM LOAN

Long-term loans represent amounts due to lenders that are due more than one year, which consisted of the following:

	June 30, 2016	December 31, 2015

Loan payable to Agricultural Bank of China, annual interest rate of 6%, due by February 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	$451,576	$770,214
Loan payable to Agricultural Bank of China, annual interest rate of 5.70%, due by February 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	752,626	770,213
Loan payable to Agricultural Bank of China, annual interest rate of 6%, due by August 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	1,204,203	1,232,343
Loan payable to Agricultural Bank of China, annual interest rate of 5.75%, due by February 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	1,053,678	1,078,300
Loan payable to Agricultural Bank of China, annual interest rate of 6.90%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	602,102	616,171
Loan payable to Agricultural Bank of China, annual interest rate of 6.60%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	662,311	677,789
Loan payable to Agricultural Bank of China, annual interest rate of 6.00%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	150,525	154,043
Loan payable to Agricultural Bank of China, annual interest rate of 6.60%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	90,316	92,426
Loan payable to Agricultural Bank of China, annual interest rate of 5.70%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	1,505,252	1,540,429
Loan payable to Rushan City Rural Credit Union, annual interest rate of 10.76%, due by June 18, 2016.	—	523,746

	$6,472,589	$7,455,674

The Company recognized interest expenses of $27,715 and $1,074,625 for the six months ended June 30, 2016 and 2015, respectively.

The Company capitalized interest expenses relating to construction in progress of $207,783 and $250,348 for the six months ended June 30, 2016 and 2015, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

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

NOTE 11 – RELATED PARTY TRANSACTIONS

*Account receivable and sales from related parties

The Company did not make sales to any related party for the six months ended June 30, 2016, but have an accounts receivable balance of $0 and $64,701 from Yantai Zongbao Tele-Agriculture Service Co., Ltd, as of June 30, 2016 and December 31, 2015 respectively.

*Due from Related Parties

On June 30, 2016, the Company sold an environmental equipment to Shanghai Aoke Chemicals Co., Ltd for $1,249,351 as a one-time trade. The Company recognized a gain of $33,095 on the sale as other income. The outstanding receivable of $2,693,941 is expected to be collected by the end of this year.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

	June 30,2016	December 31,2015	Relationship
Shanghai Aoke Chemicals Co., Ltd.	2,693,941	-	The Company’s CEO is one of Aoke’s shareholders
Mr. Guohua Lin	65,433	-	One of the Company’s shareholders
Total	2,759,374

*Account payable and purchase from related parties

The payable to Shanghai Aoke Chemicals Co., Ltd, a related party of the Company, of $150,307 had been settled for the six months ended June 30, 2016.

The Company did not purchase material or service from related parties for the six months ended June 30, 2016.

*Due to related party

Amounts due from related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	‘June 30,2016	‘December 31,2015	Relationship
Jilin Jiliang Zongbao Biological Technology Co., Ltd.	598,281	611,276	One of management team members had actual control over this entity
Shanghai Aoke Chemicals Co., Ltd.	-	15,466	The Company’s CEO is one of Aoke’s shareholders
Mr. Lirong Wang	3,153,285	1,488,827	The CEO and Chairman of the Company
Ms. Hui Song	542,219	572,044	One of management team members
Ms. Xueying Sheng	30,181	226,443	The CFO of the Company
Mr. Guohua Lin	-	8,019	One of the Company’s shareholders
Total	4,366,522	2,922,075

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2016 and 2015.

	For the six months ended June 30
Customers	2016		2015
	Amount	%	Amount	%
A	57,533	10%	N/A	N/A
B	N/A	N/A	28,451	14%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2016 and 2015.

	For the six months ended June 30
Suppliers	2016		2015
	Amount	%	Amount	%
A	58,369	11%	N/A	N/A

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

At June 30, 2016 and December 31, 2015, the Company’s cash balances by geographic area were as follows:

	June 30, 2016		December 31, 2015
Country
United States	$—	0.00%	$7	0.05%
China	129,095	100%	13,210	99.95%
Total cash and cash equivalents	$129,095	100%	$13,217	100%

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Lease Commitments

The total future minimum lease payments under the operating leases as follows:

Periods	Amounts
For year ended December 31, 2016	$17,371
For year ended December 31, 2017	29,143
For year ended December 31, 2018	26,614
For year ended December 31, 2019	11,089
Thereafter	-
Total	$84,217

Rent expenses for the leases were $4,588 and $3,067 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 14 – INCOME TAXES

United States

Mullan Agritech is established in the State of Nevada in United States and is subject to Nevada State and US Federal tax laws. Mullan Agritech has approximately $102,000 of unused net operating losses (“NOLs”) available for carry forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the six months ended June 30, 2016 and 2015, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, and Agritech Development are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES (CONTINUED)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
US Statutory income tax rate	35%	35%
Lower rates in PRC, net	(10)%	(10)%
Valuation allowance	(25)%	(25)%
Total	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

June 30, 2016

PRC income tax at statutory rate	—
Less: valuation allowance	—
Net deferred tax asset	—

NOTE 15 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Fertilizer	$527,181	$248,146	$387,687	$242,522
Apple	—	—	—	—
Total	$527,181	$248,146	$387,687	$242,522

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

On February 10, 2016, Muliang Industry Co., Ltd. (“Muliang Industry”) entered into an entrusted management agreement with Muliang Agriculture Ltd.’s wholly owned subsidiary, Shanghai Mufeng Investment Consulting Co., Ltd. (“Shanghai Mufeng”), which provides that Shanghai Mufeng will be entitled to the full guarantee for the performance of such entrusted management agreement entered into by the Company. Muliang Agriculture Ltd. (“Muliang HK”) was incorporated in Hong Kong, PRC on August 21, 2014. Other than the equity interest in Shanghai Mufeng, Muliang HK does not own any assets or conduct any operations. Shanghai Mufeng is also entitled to receive the residual return of the Company. As a result of the agreement, Shanghai Mufeng will absorb 100% of the expected gains or losses of the Company, which results in Shanghai Mufeng being the primary beneficiary of the Company.

Shanghai Mufeng also entered into a pledge of equity agreement with the principal shareholders of the Company (the “Principal Shareholders”), who pledged all their equity interest in the entity to Shanghai Mufeng. The pledge of equity agreement, which were entered into by each Principal Shareholder, pledged each of the Principal Shareholders’ equity interest in the Company as a guarantee for the entrustment payment under the Entrusted Management Agreements. In addition, Shanghai Mufeng entered into an option agreement to acquire the Principal Shareholders’ equity interest in these entities if or when permitted by the PRC laws.

Based on these exclusive agreements, the Company will be treated as a variable interest entity (“VIE”) of Muliang HK as required by generally accepted accounting principles in the United States (“US GAAP”), because Muliang HK is the primary beneficiary of the VIE. The profits and losses of the Company are allocated based upon the Entrusted Management Agreement.

On February 10, 2016, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Muliang HK. Pursuant to the terms of the Exchange Agreement, the shareholders of Muliang HK transferred to Mullan Agritech all of the Muliang HK Shares in exchange for the issuance of 150,525,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Muliang HK became a wholly-owned subsidiary of us and the shareholders of Muliang HK acquired approximately 100% of our issued common shares.

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined Muliang HK and its subsidiaries, including its VIE, Muliang Industry, as if the Share Exchange had been in effect retroactively for all periods presented. As previously noted the “Company” for financial statement purposes was the consolidation of Muliang HK, Shanghai Mufeng, Muliang Industry and Muliang Industry’s subsidiaries. Muliang Industry’s subsidiaries include its wholly-owned subsidiaries which are limited liability companies in People’s Republic of China (“PRC”), Shanghai Zongbao Environment Engineering Co., Ltd. (“Zongbao”) and Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”); its 99% owned subsidiary, Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a PRC limited liability company, and Shanghai Muliang Agricultural Sales Co., Ltd. (Muliang Sales), a PRC limited liability company found in July 2015.

Subsequent to the Share Exchange the “Company” is referred to as the consolidation of Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Muliang sales, and Mullan Agritech, with Mullan Agritech as the legal acquirer in Share Exchange, and subsequent to the Share Exchange the parent company of the consolidated entity. For financial reporting purposes, Muliang HK was considered the acquirer in such transaction.

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China (“PRC”). Currently, we have one fertilizer processing plant located in Shanghai in the PRC. Our current maximum production capacity is 30,000 metric tons a year. We are currently building 2 new fertilizer plants in Weihai City, Shandong Province and in Shanghai in the PRC. One of the new plants located in Weihai City was in operations in August 2015 with annual production capacity of 100,000 metric tons. Another new plant located in Shanghai would be put in operations in June 2016 with annual production capacity of 100,000 metric tons.

Construction in progress consists of amounts expended for the constructions of a new fertilizer factory. Once construction is completed and the facilities are approved to be used, the construction in progress assets are placed into production and transferred into plant and equipment, whereupon they are depreciated over their estimated useful lives. As of June 30, 2016 and December 31, 2015, the construction in progress was $7,615,756 and $7,478,664, respectively.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $12,571,487 and $13,535,298 as of June 30, 2016 and December 31, 2015. Our cash balances as of June 30, 2016 and December 31, 2015 were $129,095 and $13,217, respectively. We had short-term payable of $8.76 million at June 30, 2016 which would due in the next 12 months. In addition, we had a working capital deficit of $4,766,751 and $4,985,276 at June 30, 2016 and December 31, 2015 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Mullan Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Zongbao Cangzhou, Ningling Fertilizer and Muliang Sales. All intercompany transactions and account balances are eliminated in consolidation.

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

Apple Orchard

Apple Orchard consists primarily of rental for an apple farm, labor cost, fertilizers, apple seeds, apple seedlings and others. The costs to purchase and cultivate apple trees and the expenditures related to labor and materials to plant apple trees until they become commercially productive are capitalized, which require a 2-year period. The estimated production life for apple tree is 10 years, and the costs are amortized without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees or grafted varieties are fruited are capitalized into inventory and included in Work in process—apple orchard, a component of inventories.

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

New Accounting Standards

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments Overall (Subtopic 82510): Recognition and Measurement of Financial Assets and Financial Liabilities". The amendments in ASU 201601, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) ; Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

For the Three Months Ended June 30, 2016 and 2015

All amounts, other than percentages, are in U.S. Dollars

	For Three Months Ended June 30,		Amount	%
	2016	2015	Net Change
Revenues	$463,980	$146,505	$317,475	217%
Cost of goods sold	326,764	138,076	188,688	137%
Gross profit (loss)	137,216	8,429	128,787
Gross margin	30%	6%
Selling, G&A expenses	519,492	354,916	164,576	46%
Loss from operations	(382,276)	(346,487)	(35,789)	10%
Interest income (expense)	(13,573)	626,032	640,174	-102%
Loss from disposal of fixed asset	38,261	—	38,261	100%
Other income (expense), net	1,604,103	206,295	1,379,808	678%
Net other income (expense)	1,628,791	(419,737)	2,048,528	-487%
Income/(loss) before income taxes	1,246,515	(766,224)	2,012,739	-263%
Income taxes	27,227	—	27,227
Net income (loss)	$1,112,678	$(766,224)	$1,878,902	-245%

Revenue. Total revenue increased from $146,505 for the three months ended June 30, 2015 to $463,980 for the same period in 2016, which represented an increase of $317,475, or approximately 217%. The increase in revenues was primarily due to the increased production from the new plant in operation. Considering our old fertilizer plant located in Shanghai was not cost effective and our new Weihai plant was in operations since August 2015 which was designed with modern equipment and better production capacity, therefore, we put more marketing efforts in Shandong Province where our new Weihai plant locates to leverage our sale forces. Meanwhile, we gradually slowed down our Shanghai plant and built a new plant nearby which was scheduled to be in operations after June 2016. New plant in operation caused our revenues increased accordingly, comparing the operating results during the three months ended June 30, 2015. We believe that upon we complete our new Shanghai factory in 2016, we would be able to provide more competitive fertilizer products in our Shanghai area market, including farmers in Jiangsu and Zhejiang Province.

Cost of sales. Cost of sales increased from $138,076 for the three months ended June 30, 2015 to $326,764 for the three months ended June 30, 2016, which represented an increase of approximately $188,688, or 137%. The increase in cost of sales was in line with the increase in our revenue from fertilizer sales for the same period and cost benefits from using our new Weihai plant to produce fertilizer products with lower inputs.

Gross Profit (loss). The gross profit increased from $8,429 for the three months ended June 30, 2015 to $137,216 for the three months ended June 30, 2016. The gross profit margin was increased from 6% to 30% during the three months ended June 30, 2016 and 2015. The main reason for the increase was from the cost benefits from using our new Weihai fertilizer plant to effectively control our production costs. Our fertilizer products were facing strong competition from our competitors with lower selling prices. With our old Shanghai plant, we may not be able to compete with other competitors with the similar products. However, upon we completed our one of our new plants located in Weihai City, Shandong Province, we would be able to reduce our production costs and re-position our products in the market.

Expenses. We incurred $82,442 in selling expenses for the three months ended June 30, 2015, compared to $48,046 for the three months ended June 30, 2016. We incurred $437,050 in general and administrative expenses for the three months ended June 30, 2016, compared to $306,870 for the three months ended June 30, 2015. Selling, general and administrative expenses increased by $164,576, or 46% for the three months ended June 30 2016 as compared to the same period in 2015. Our selling expenses increased by $34,396 and our general and administrative expenses increased by $130,180. The major increase in our selling expenses was from our shipping cost. The increase in our general and administrative expenses was mainly due to our additional inputs in hiring more professional personnel to operate our new Weihai plant.

Interest income (expense). We incurred $13,573 in interest expense during the three months ended June 30, 2016, compared with interest income of $626,032 for the three months ended June 30, 2015.

Net Income (Loss). Our net income was $1,219,288 for the three months ended June 30, 2016, compared with net loss of $766,224 for the three months ended June 30, 2015, representing a significant increase of $1,985,512 in net income. The breakthrough in net income were due to the higher gross margin and additional government subsidy of $1,470,453 for the three months ended June 30, 2016.

For the Six Months Ended June 30, 2016 and 2015

All amounts, other than percentages, are in U.S. Dollars

	For Six Months Ended June 30,		Amount	%
	2016	2015	Net Change
Revenues	$527,181	$248,146	$279,035	112%
Cost of goods sold	387,687	242,522	145,165	60%
Gross profit (loss)	139,494	5,624	133,870	2380%
Gross margin	26%	2%
Selling, G&A expenses	842,418	654,912	187,506	29%
Loss from operations	(702,924)	(649,288)	(53,636)	8%
Interest income (expense)	(27,715)	(1,074,625)	1,046,910	-97%
Loss from disposal of fixed asset	38,261	—	38,261	100%
Other income (expense), net	1,689,917	146,316	1,543,601	1053%
Net other income (expense)	1,700,463	(928,309)	2,628,772	-283%
Loss before income taxes	997,539	(1,577,597)	2,575,136	-163%
Income taxes	27,227	—	27,227	100%
Net income (loss)	$970,312	$(1,577,597)	$2,547,909	-162%

Revenue. Total revenue increased from $248,146 for the six months ended June 30, 2015 to $527,181 for the same period in 2016, which represented an increase of $279,035, or approximately 112%. The increase in revenues was primarily due to the new plant in operation. Considering our old fertilizer plant located in Shanghai was not cost effective and our new Weihai plant was in operations since August 2015 which was designed with modern equipment and better production capacity, therefore, we put more marketing efforts in Shandong Province where our new Weihai plant locates to leverage our sale forces. Meanwhile, we gradually slowed down our Shanghai plant and built a new plant nearby which was scheduled to be in operations after June 2016. New plant in operation caused our revenues increased accordingly, comparing the operating results during the six months ended June 30, 2015. We believe that upon we complete our new Shanghai factory in 2016, we would be able to provide more competitive fertilizer products in our Shanghai area market, including farmers in Jiangsu and Zhejiang Province

Cost of sales. Cost of sales increased from $242,522 for the six months ended June 30, 2015 to $387,687 for the six months ended June 30, 2016, which represented an increase of approximately $145,165, or 60%. The increase in cost of sales was in line with the increase in our revenue from fertilizer sales for the same period and cost benefits from using our new Weihai plant to produce fertilizer products with lower inputs.

Gross Profit. The gross profit increased from $5,624 for the six months ended June 30, 2015 to $139,494 for the six months ended June 30, 2016. The gross profit margin was increased from 2% to 26% during the six months ended June 30, 2016 and 2015. The main reason for the increase was from the cost benefits from using our new Weihai fertilizer plant to effectively control our production costs. Our fertilizer products were facing strong competition from our competitors with lower selling prices. With our old Shanghai plant, we may not be able to compete with other competitors with the similar products. However, upon we completed our one of our new plants located in Weihai City, Shandong Province, we would be able to reduce our production costs and re-position our products in the market.

Expenses. We incurred $99,470 in selling expenses for the six months ended June 30, 2015, compared to $112,326 for the six months ended June 30, 2016. We incurred $730,092 in general and administrative expenses for the six months ended June 30, 2016, compared to $555,442 for the six months ended June 30, 2015. Selling, general and administrative expenses increased by $185,975, or 28%, for the six months ended June 30 2016 as compared to the same period in 2015. Our selling expenses increased $12,856 and our general and administrative expenses increased $173,119. The major increase in our selling expenses was from our shipping cost. The increase in our general and administrative expenses was mainly due to our additional inputs in hiring more professional personnel to operate our new Weihai plant.

Interest income (expense). We incurred $27,715 interest expense during the six months ended June 30, 2016, and we incurred interest expense of $1,074,625 in the same period of 2015.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25%. At June 30, 2016, we had a net operating loss carry-forward for Chinese income tax purposes aggregating approximately $12,759,945 which will expire through the year 2020.

Net Income (Loss). Our net income was $970,312 for the six months ended June 30, 2016, compared with net loss of $1,577,597 for the six months ended June 30, 2015, representing a significant increase of $2,547,909 in net income. The breakthrough in net income were due to the higher gross margin and additional government subsidiary of $1,695,213 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2016 and December 31, 2015 our working capital deficit was $4,766,751 and $4,985,276, respectively, mainly reflecting increases in our current assets, including $2,759,374 in due from related party, $703,376 in inventory, which were partly offset by increases in our current liabilities, including $1,444,371 in due to related party.

We have financed our operations over the six months ended June 30, 2016 and 2015 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(305,424)	$(7,007,151)
Net cash used in investing activities	(413,440)	(4,453,000)
Net cash provided by financing activities	827,695	11,633,261
Exchange rate effect on cash	7,047	(364,553)
Net cash inflow (outflow)	$115,878	$(191,443)

Cash Used in Operating Activities

Net cash used in operating activities was $305,424 for the six months ended June 30, 2016. Cash provided by operating activities for the six months ended June 30, 2016 consisted primarily of net income of $970,312 due to our higher gross margin and additional government subsidiary. Other than that, it also consisted depreciation and amortization of $205,194, bad debt expense of $51,929, permanent loss from inventory valuation of $12,785, a decrease of $59,864 in account receivable, an increase of $2,804,974 of related party receivable, a decrease of $64,269 in account receivable - related parties, an increase of $251,388 in other payable which were offset by an increases of $183,406 in our inventories, a decrease of $336,716 in accounts payable and accrued payables, and a decrease of $149,302 in account payable - related party.

Net cash used in operating activities was $7,007,151 for the six months ended June 30, 2015. Cash used in operating activities for the six months ended June 30, 2015 consisted primarily of net loss of $1,577,597 with components of $654,912 operating expenses and $1,074,625 interest expenses. Other than that, it also consisted depreciation and amortization of $541,717, an increase of $1,579,194 in other receivable, an increase of $3,537,870 of related party receivable, a decrease of $1,141,580 in account payable-related party, an increase of $247,801 in inventory, which were offset by a decrease of $464,817 in advance to suppliers and bad debt expense of $225,379, and a decrease of $3,537,870 of related party receivable.

Cash Used in Investing Activities

Net cash used in investing activities was $413,440 for the six months ended June 30, 2016. The activities primarily consisted of our investments of $312,952 in the new fertilizer factory construction projects in Shanghai City and the improvement of apple orchard of $56,280 for the six months ended June 30, 2016. Our Weihai factory was completed in May 2015 and put in operations in August 2015. Our Shanghai factory was scheduled to be completed in June 2016.

Net cash used in investing activities was $4,453,000 for the six months ended June 30, 2015. The investments included primarily our investment of $4,189,553 in 2 new fertilizer factory construction projects in Weihai and Shanghai City.

Cash Provided by Financing Activities

Net cash used in financing activities was $827,695 for the six months ended June 30, 2016. During the period, cash used in financing activities consisted of the repayment of $520,244 for long term loans and an increase of $1,347,939 in proceed from related party.

Net cash provided by financing activities was $11,633,261 for the six months ended June 30, 2015. During the period, cash provided by financing activities included the proceeds of $16,918,122 from our short-term loans and $4,333,857 from our long-term loans, which were partly offset by repayments of $10,752,493 at our short-term loans, $1,010,219 to our related party loans.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2016
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$6,773,640	$301,051	$6,472,589	$—	$—
Others	—	—	—	—	—
	$6,773,640	$301,051	$6,472,589	$—	$—

Commitments for Capital Expenditure

We are building a new fertilizer factory. The new plant located in Shanghai would be put in operations in June 2016 with annual production capacity of 100,000 metric tons. During the six months ended June 30, 2016 and 2015, we had invested approximately $0.28 million and $4.73 million, respectively, in constructing a new fertilizer plants in Shanghai. This factory is expected to satisfy the fertilizer demands from the South of China. The Shanghai plant will be mainly used in the farms planting rice, corn, and melons in Jiangsu and Zhejiang Province.

During the six months ended June 30, 2016, we had invested approximately 0.3 million into the new established Muling Fertilizer. Muling Fertilizer will be a new production line for the bio-organic chemical fertilizer.

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

  any obligation under certain guarantee contracts,
  any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2016, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

Date: August 22, 2016

MULLAN AGRITECH, INC.

/s/ Lirong Wang
Name: Lirong Wang
Chief Executive Officer & Chief Financial Officer
(Principal Executive and Accounting Officer)