Form 10-Q
period 2016-09-30
MULLAN AGRITECH, INC.
filed 2016-11-14
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2016, the registrant had 280,000,000 shares of its common stock outstanding.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Mullan Agritech, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

1

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$76,311	$13,217
Accounts receivable, net	247,974	454,118
Accounts receivable - related party	-	64,701
Inventories	579,394	548,043
Advances to suppliers	53,567	1,950
Prepaid expenses	12,915	2,828
Other receivables, net	107,970	155,438
Due from related party	1,506,545	-
Total Current Assets	2,584,676	1,240,295

Long term prepaid expense
Property, plant and equipment, net	16,716,798	5,185,217
Construction in progress	-	7,478,664
Intangible assets, net	2,517,300	2,631,562
Other assets and deposits	149,771	159,656
Total Assets	$21,968,545	$16,695,394

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term loans	$1,199,508	$-
Short-term loans - related party	-	76,522
Accounts payable and accrued payables	5,562,259	2,803,025
Accounts payable - related party	-	150,307
Advances from customers	9,809	8,249
Other payables	1,510,016	265,393
Due to related party	4,090,649	2,922,075
Total Current Liabilities	12,372,241	6,225,571

Long-term loans	6,072,510	7,455,674
Total Liabilities	18,444,751	13,681,245

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares and 150,525,000 shares issued and outstanding as of September 30, 2016 and December 31,2015 respectively.	28,000	15,053
Additional paid-in capital	16,795,185	16,743,394
Accumulated deficit	(13,153,276)	(13,535,298)
Accumulated other comprehensive loss	(143,122)	(200,358)
Stockholders' Equity - Mullan Agritech, Inc. and Subsidiaries	3,526,787	3,022,791
Noncontrolling interest	(2,993)	(8,642)
Total Stockholders' Equity	3,523,794	3,014,149
Total Liabilities and Stockholders' Equity	$21,968,545	$16,695,394

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$527,715	746,618	$1,054,896	994,764
Cost of goods sold	338,126	376,558	725,813	619,080
Gross profit (loss)	189,589	370,060	329,083	375,684

Operating expenses:
General and administrative expenses	298,341	343,726	1,028,433	899,168
Selling expenses	75,481	40,779	187,807	140,249
Total operating expenses	373,822	384,505	1,216,240	1,039,417

Loss from operations	(184,233)	(14,445)	(887,157)	(663,733)

Other income (expense)
Interest expense	(139,350)	(582,737)	(167,065)	(1,657,362)
Subsidy income	83,549	168,174	1,460,664	168,174
Loss from disposal of fixed assets	(5,234)	(490,423)	(43,495)	(490,423)
Gain on recovery of receivables written-off	218,616	-	218,616	-
Gain on sale of equipment	32,875	-	32,875	-
Other income (expense), net	(589,443)	(164,234)	(200,119)	(17,918)
Total other income (expense)	(398,987)	(1,069,220)	1,301,476	(1,997,529)

Income (Loss) before income taxes	(583,220)	(1,083,665)	414,319	(2,661,262)

Income taxes	-	-	27,046	-

Net income (loss)	(583,220)	(1,083,665)	387,273	(2,661,262)

Net loss attributable to noncontrolling interest	(1,251)	(32,155)	5,251	(17,866)
Net loss attributable to Mullan Agritech, Inc. Stockholders	(581,969)	(1,051,510)	382,022	(2,643,396)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	135,836	(186,320)	57,236	(61,380)

Total Comprehensive loss	$(477,384)	(1,269,985)	$444,509	(2,704,776)

Earnings per common share
Basic and diluted	$0.00	(0.00)	$0.00	(0.01)

Weighted average common shares outstanding
Basic and diluted	280,000,000	280,000,000	280,000,000	280,000,000

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$387,273	$(2,661,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	363,501	172,110
Bad debt expense	51,583	23,459
Write-down or loss on inventory	12,700	10,262
Loss from disposal of fixed assets	43,495	490,423
Changes in assets and liabilities:
Accounts receivable	145,122	(613,223)
Accounts receivable - related party	63,841	266,493
Inventories	(59,282)	(113,228)
Advances to suppliers	(52,377)	1,206,931
Advances to suppliers - related party	-	-
Prepaid expenses	(143,868)	3,449
Other receivables	161,999	(412,903)
Accounts payable and accrued payables	4,193,965	509,468
Accounts payable - related party	(148,308)	(1,126,182)
Advances from customers	1,804	21,618
Other payables	283,343	(5,517)
Net cash provided by/ (used in) operating activities	5,304,791	(2,228,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	461	41,853
Disposal of investment in long term investment	7,600	-
Purchase of plant and equipment	(1,476,167)	(44,634)
Advance to related party	(1,527,199)	-
Purchase of apple orchard	(196,653)	(422,502)
Investment in construction in progress	(3,128,334)	(6,276,880)
Net cash used in investing activities	(6,320,292)	(6,702,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term loans	(1,200,754)	(5,434,453)
Proceeds from long-term loans	-	9,897,006
Capital borrowed from (repaid to) related parties	1,064,621	(960,908)
Repayment of short-term loans	-	(18,732,370)
Proceeds from short-term loans	1,215,953	8,063,306
Capital contribution from shareholders	-	15,979,546
Net cash provided by financing activities	1,079,820	8,812,127

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,225)	28,151

NET INCREASE (DECREASE) IN CASH	63,094	(89,987)

CASH, BEGINNING OF PERIOD	13,217	183,536

CASH, END OF PERIOD	$76,311	$93,549

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$162,687	$1,657,929
Cash paid for income tax	$27,046	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Reclassification of long-term loans to short-term loans	$1,199,508	$876,538
Construction in Progress transferred to property, plant and equipment	$10,507,535	$-

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

On July 7, 2016, Muliang Industry established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd (Zhonglian) in Beijing City, China. Muliang Industry owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd owns the other 35% shares. Zhonglian is to develop and operate online agricultural products trading platform.

Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Ningling Fertilizer, Mullan Agritech and Zhonglian are referred to as subsidiaries the Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the nine months ended September 30, 2016 and 2015, the Company reported net income of $387,273 and net loss of $2,661,262, respectively. The Company had working capital deficit of approximately $9.79 million and $4.99 million as of September 30, 2016 and December 31, 2015. In addition, the Company had net cash inflows of $5,304,791 and net outflow $2,228,102 from its operating activities during the nine months ended September 30, 2016 and 2015. The Company have improved its operating result, but the Company still incurred a loss from operation of $887,157 offset by other income of $1,301,476 for the nine months ended September 30, 2016, which mainly included government subsidy income of $1,460,664. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its new fertilizer factories start to operate. In 2015, the Company obtained capital contribution of approximately $16 million from its shareholders which successfully improved the Company’s financial position as of September 30, 2016. Additionally, one of the new fertilizer factories was completed and put in operations in August 2015 and another factory was also completed in June 2016.

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

Principles of Consolidation

Mullan Agritech consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang and 65% controlled Zhonglian. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang and 35% equity interest holders in Zhonglian are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

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

Advances to Suppliers

Advances to suppliers represent the cash paid in advance for the purchase of raw material from suppliers. The advance payments are intended to ensure preferential pricing and delivery. The Company recovered $12,649 of advances to suppliers that were written off for the nine months ended September 30, 2016.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2016 and 2015.

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of its fertilizer products and environmental protection equipment upon shipment and transfer of title.

The Company currently leased part of the building of the Shanghai new plant to a third party as warehouse. The Company recognizes building leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the nine months ended September 30, 2016 and 2015 was $57,235 gain and $61,380 loss, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2016 and December 31, 2015 were translated at 6.6694 RMB to $1 USD and 6.4917 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the nine months ended September 30, 2016 and 2015 were 6.5792 RMB and 6.1128 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at September 30, 2016 and December 31, 2015.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	September 30, 2016	December 31, 2015

Cash	$76,311	$13,217
Accounts receivables, net	247,974	454,118
Other receivables	107,970	155,438
Short term loan	1,199,508	—
Short term loan-related party	-	76,522
Long term loan	6,072,510	7,455,674
	$7,704,273	$8,154,969

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2016	December 31, 2015

Accounts receivable	$299,557	$522,432
Less: allowance for doubtful accounts	(51,583)	(68,314)
Total, net	$247,974	$454,118

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $51,583 and $23,459 for the nine months ended September 30, 2016 and 2015. The Company recovered accounts receivables written-off of $53,973 for the nine months ended September 30, 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30, 2016	December 31, 2015

Raw materials	$202,523	$294,794
Finished goods	376,871	253,249
Total, net	$579,394	$548,043

The Company recognized a loss of $12,700 from inventory valuation for the nine months ended September 30, 2016, and a loss of $10,262 on physical inventory for the nine months ended September 30, 2015.

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	September 30, 2016	December 31, 2015

Construction deposit	$-	$64,961
Loan receivables	-	15,404
Deposit for equipment purchase	-	198,668
Advance to employees	51,879	-
Others	56,091	64,492
	107,970	343,525
Less: allowance for doubtful accounts	-	(188,087)
	$107,970	$155,438

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not take allowance for accounts as of September 30, 2016 The Company recovered other receivables written-off of $151,994 for the nine months ended September 30, 2016.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2016 and December 31, 2015 consisted of:

	September 30, 2016	December 31, 2015

Building	$13,293,582	$2,960,386
Operating equipment	3,285,663	1,996,675
Vehicle	57,062	43,057
Office equipment	19,109	10,535
Apple Orchard	826,058	649,367
	17,481,474	5,660,020
Less: accumulated depreciation	(764,676)	(474,803)
	$16,716,798	$5,185,217

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the nine months ended September 30, 2016 and 2015, depreciation expense amounted to $314,437 and $172,110, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

For the nine months ended September 30, 2016 and 2015, no amortization expense of the apple orchard was reported.

During the nine months ended September 30, 2016, the Company disposed an operating equipment at a cost of $51,247, with a $7,752 accumulated depreciation for proceeds of $465, in resulting a loss on disposal of $43,495.

An organic fertilizer processing facility, located in Shanghai, was completed in June 2016, with the annual production capacity of 100,000 tons organic fertilizers. The facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million. This facility has not put in operations since its completion. Part of the plant was rent to Huayu Sandian Automobile Air Conditioner Co. Ltd as warehouse from June 1, 2016 to May 31, 2017, with a total rent of $235,705. The Company recognized rent revenue of $127,400 for the nine months ended September 31, 2016.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2016	December 31, 2015

Land use rights	$2,802,202	$2,878,907
Others	14,994	15,404
	2,817,196	2,894,311
Less: accumulated amortization	(299,896)	(262,749)
	$2,517,300	$2,631,562

For the nine months ended September 30, 2016 and 2015, amortization of intangible assets amounted to $37,147 and $32,929, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK LOAN

Short-term bank loans represent amounts due to lenders that are due less than one year, which consisted of the following:

	September 30, 2016	December 31, 2015

Loan payable to Agricultural Bank of China, annual interest rate of 5.7%, due by February 25, 2017 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	$449,815	$-
Loan payable to Agricultural Bank of China, annual interest rate of 5.70%, due by August 25, 2017 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	749,693	-

	$1,199,508	$-

Long-term loans represent amounts due to lenders that are due more than one year, which consisted of the following:

	September 30, 2016	December 31, 2015

Loan payable to Agricultural Bank of China, annual interest rate of 6%, due by February 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	$-	$770,214
Loan payable to Agricultural Bank of China, annual interest rate of 5.70%, due by February 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	749,693	770,213
Loan payable to Agricultural Bank of China, annual interest rate of 6%, due by August 25, 2018 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	1,199,508	1,232,343
Loan payable to Agricultural Bank of China, annual interest rate of 5.75%, due by February 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	1,049,570	1,078,300
Loan payable to Agricultural Bank of China, annual interest rate of 6.90%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	599,754	616,171
Loan payable to Agricultural Bank of China, annual interest rate of 6.60%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	659,730	677,789
Loan payable to Agricultural Bank of China, annual interest rate of 6.00%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	149,939	154,043
Loan payable to Agricultural Bank of China, annual interest rate of 6.60%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	89,963	92,426
Loan payable to Agricultural Bank of China, annual interest rate of 5.70%, due by September 25, 2019 with land use rights as collateral and guaranteed by Mr. Lirong Wang, the CEO.	749,693	1,540,429
Loan payable to Rushan City Rural Credit Union, annual interest rate of 10.76%, due by June 18, 2016.	824,660	523,746

	$6,072,510	$7,455,674

The Company recognized interest expenses of $167,065 and $1,657,362 for the nine months ended September 30, 2016 and 2015, respectively.

The Company capitalized interest expenses relating to construction in progress of $207,783 and $250,348 for the nine months ended September 30, 2016 and 2015, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS DEFICIT

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

NOTE 10 – RELATED PARTY TRANSACTIONS

*Account receivable and sales from related parties

The Company did not make sales to any related party for the nine months ended September 30, 2016, but have an accounts receivable balance of $0 and $64,701 from Yantai Zongbao Tele-Agriculture Service Co., Ltd, as of September 30, 2016 and December 31, 2015 respectively. Refer to table below.

*Due from Related Parties

On June 30, 2016, the Company sold an environmental protection equipment to Shanghai Aoke Chemicals Co., Ltd for $1,241,034 as a one-time trade. The Company recognized a gain of $32,875 on the sale as other income. The outstanding receivable of $1,432,372 including VAT, is expected to be collected by the end of this year.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other amount due from related parties below are advance to related parties which are due on demand, non-interest bearing and without maturity date.

	September 30, 2016	December 31, 2015	Relationship
Shanghai Aoke Chemicals Co., Ltd.	1,432,372	-	The Company’s CEO is one of Aoke’s shareholders
Yantai remote Agricultural Technology Service Co., Ltd.	62,978	-	Song hui, one of the related person is one of the important shareholders of Yantai remote Agricultural Technology Service Co., Ltd.
Mr. Guohua Lin	11,195	-	One of the Company’s shareholders
Total	1,506,545	-

*Account payable and purchase from related parties

The payable to Shanghai Aoke Chemicals Co., Ltd, a related party of the Company, of $150,307 had been settled during the nine months ended September 30, 2016.

The Company did not purchase material or service from related parties for the nine months ended September 30, 2016.

*Due to related party

Other amounts due to related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	September 30, 2016	December 31, 2015	Relationship
Jilin Jiliang Zongbao Biological Technology Co., Ltd.	502,987	611,276	One of management team members had actual control over this entity
Shanghai Aoke Chemicals Co., Ltd.	-	15,466	The Company’s CEO is 95% equity owner of the entity
Mr. Lirong Wang	2,801,230	1,488,827	The CEO and Chairman of the Company
Ms. Hui Song	556,802	572,044	One of management team members
Ms. Xueying Sheng	229,630	226,443	The CFO of the Company
Mr. Guohua Lin	-	8,019	One of the Company’s shareholders
Total	4,090,649	2,922,075

 MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2016 and 2015.

	For the nine months ended September 30
Customers	2016		2015
	Amount	%	Amount	%
A	1,241,034	51%	N/A	N/A
B	N/A	N/A	662,273	67%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2016 and 2015.

	For the nine months ended September 30
Suppliers	2016		2015
	Amount	%	Amount	%
A	1,307,150	38%	N/A	N/A
B	N/A	N/A	129,533	22%
C	N/A	N/A	67,105	11%
D	N/A	N/A	61,379	10%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30, 2016 and December 31, 2015, the Company’s cash balances by geographic area were as follows:

	September 30, 2016		December 31, 2015
United States	$—	0.00%	$7	0.05%
China	76,311	100%	13,210	99.95%
Total cash and cash equivalents	$76,311	100%	$13,217	100%

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Lease Commitments

The total future minimum lease payments under the operating leases as follows:

Periods	Amounts
For year ended December 31, 2016	$17,371
For year ended December 31, 2017	29,143
For year ended December 31, 2018	26,614
For year ended December 31, 2019	11,089
Thereafter	-
Total	$84,217

Rent expenses for the leases were $7,752 and $3,067 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 13 – INCOME TAXES

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the nine months ended September 30, 2016 and 2015, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Ningling and Zhongliang are established in China and its income is subject to income tax rate of 25%.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

The reconciliation of effective income tax rate as follows:

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
US Statutory income tax rate	35%	35%
Lower rates in PRC, net	(10)%	(10)%
Valuation allowance	(25)%	(25)%
Total	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

September 30, 2016

PRC income tax at statutory rate	—
Less: valuation allowance	—
Net deferred tax asset	—

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Fertilizer	$948,500	$994,764	$638,379	$619,080
Pasture	106,396	-	87,434	-
Apple orchard	-	-	-	-
Total	$1,054,896	$994,764	$725,813	$619,080

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

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

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

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China (“PRC”). Currently, we have one fertilizer processing plant located in Shanghai in the PRC. Our current maximum production capacity is 30,000 metric tons a year. We are currently building 2 new fertilizer plants in Weihai City, Shandong Province and in Shanghai in the PRC. One of the new plants located in Weihai City was in operations in August 2015 with annual production capacity of 100,000 metric tons. Another new plant located in Shanghai has been completed in June 2016 with annual production capacity of 100,000 metric tons. This facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million. While this facility has not put in operations since its completion. Part of the plant was rent to Huayu Sandian Automobile Air Conditioner Co. Ltd as warehouse from June 1 2016 to May 31, 2017, with a total rent of $235,705. We have an organic fertilizer processing facility, located in Weihai City, Shandong Province, with the annual production capacity of 50,000 tons organic fertilizers. The facility was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million, and had been completed on August 2015.

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

On July 7, 2016, Muliang Industry established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd (Zhonglian) in Beijing City, China. Muliang Industry owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd owns the other 35% shares. Zhonglian is to develop and operate an online agricultural product trading platform.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $13,153,276 and $13,535,298 as of September 30, 2016 and December 31, 2015. Our cash balances as of September 30, 2016 and December 31, 2015 were $76,311 and $13,217, respectively. We had short-term payable of $12.37 million at September 30, 2016 which would due in the next 12 months. In addition, we had a working capital deficit of $9,787,566 and $4,985,276 at September 30, 2016 and December 31, 2015 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Mullan Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Zongbao Cangzhou, Ningling Fertilizer, Muliang Sales and Zhonglian. All intercompany transactions and account balances are eliminated in consolidation.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

For the Three Months Ended September 30, 2016 and 2015

	For Three Months Ended September 30,		Amount
	2016	2015	Net Change	%
Revenues	$527,715	$746,618	$(218,903)	-29%
Cost of goods sold	338,126	376,558	(38,432)	-10%
Gross profit	189,589	370,060	(180,471)	-49%
Gross margin percentage	36%	50%
Selling, G&A expenses	373,822	384,505	(10,683)	-3%
Loss from operations	(184,233)	(14,445)	(68,808)	1,175%
Interest expense	(139,350)	(582,737)	443,387	-76%
Government subsidy income	83,549	168,174	(84,625)	-50%
Loss from disposal of fixed asset	(5,234)	(490,423)	485,189	-99%
Gain on recovery of receivables written-off	218,616	-	218,616	100%
Gain on sale of equipment	32,875	-	32,875	100%
Other expense, net	(589,443)	(164,234)	(425,209)	259%
Net other expense	(398,987)	(1,069,220)	(670,233)	-63%
Loss before income taxes	(583,220)	(1,083,665)	500,445	-46%
Income taxes	-	-	-	N/A
Net loss	$(583,220)	$(1,083,665)	$500,445	-46%

Revenue. Total revenue decreased from $746,618 for the three months ended September 30, 2015 to $527,715 for the same period in 2016, which represented a decrease of $218,903, or approximately 29%. Considering our old fertilizer plant located in Shanghai was not cost effective and our new Weihai plant was in operations since August 2015 which was designed with modern equipment and better production capacity, therefore, we put more marketing efforts in Shandong Province where our new Weihai plant locates to leverage our sale forces.

Cost of sales. Cost of sales decreased from $376,558 for the three months ended September 30, 2015 to $338,126 for the three months ended September 30, 2016, which represented a decrease of approximately $38,432, or 10%.

Gross Profit (loss). The gross profit decreased from $370,060 for the three months ended September 30, 2015 to $189,589 for the three months ended September 30, 2016. The gross profit margin was decreased from 50% to 36% during the three months ended September 30, 2016 and 2015. Our fertilizer products were facing strong competition from our competitors with lower selling prices. We reduced the prices for some products to re-position our products in the market which was the main reason for the lower gross margin for the three months ended September 30, 2016.

Expenses. We incurred $75,481 in selling expenses for the three months ended September 30, 2016, compared to $40,779 for the three months ended September 30, 2015. We incurred $298,341 in general and administrative expenses for the three months ended September 30, 2016, compared to $343,726 for the three months ended September 30, 2015. Selling, general and administrative expenses decreased by $10,683, or 3% for the three months ended September 30 2016 as compared to the same period in 2015. Our selling expenses increased by $34,702 and our general and administrative expenses decreased by $45,385. The major increase in our selling expenses was from our shipping cost.

Interest income (expense). We incurred $139,350 in interest expense during the three months ended September 30, 2016, compared with interest expense of $582,737 for the three months ended September 30, 2015.

Net Loss. Our net loss was $583,220 for the three months ended September 30, 2016, compared with net loss of $1,083,665 for the three months ended September 30, 2015, representing a significant decrease of $500,445 in net loss. The decrease in net loss were due to the decrease in interest expense, additional income from short-term rental of factory, and gain from recovery of receivables written-off for the three months ended September 30, 2016.

For the Nine Months Ended September 30, 2016 and 2015

	For Nine Months Ended September 30,		Amount
	2016	2015	Net Change	%
Revenues	$1,054,896	$994,764	$60,132	6%
Cost of goods sold	725,813	619,080	106,733	15%
Gross profit	329,083	375,684	(46,601)	12%
Gross margin	31%	38%
Selling, G&A expenses	1,216,240	1,039,417	176,823	17%
Loss from operations	(887,157)	(663,733)	(223,424)	34%
Interest expense	(167,065)	(1,657,362)	1,490,297	-90%
Government subsidy income	1,460,664	168,174	1,292,490	769%
Loss from disposal of fixed asset	(43,495)	(490,423)	446,928	-91%
Gain on recovery of receivables written-off	218,616	-	218,616	100%
Gain on sale of equipment	32,875	-	32,875	100%
Other expense, net	(200,119)	(17,918)	(182,201)	1017%
Net other income (expense)	1,301,476	(1,997,529)	3,299,005	-165%
Income/(loss) before income taxes	414,319	(2,661,262)	3,075,581	-116%
Income taxes	27,046	-	27,046	100%
Net income (loss)	$387,273	$(2,661,262)	$3,048,535	-115%

Revenue. Total revenue increased from $994,764 for the nine months ended September 30, 2015 to $1,054,896 for the same period in 2016, which represented an increase of $60,132, or approximately 6%. The increase in revenues was primarily due to the new plant in operation. Considering our old fertilizer plant located in Shanghai was not cost effective and our new Weihai plant was in operations since August 2015 which was designed with modern equipment and better production capacity, therefore, we put more marketing efforts in Shandong Province where our new Weihai plant locates to leverage our sale forces.

Cost of sales. Cost of sales increased from $619,080 for the nine months ended September 30, 2015 to $725,813 for the nine months ended September 30, 2016, which represented an increase of approximately $106,733, or 15%. The increase in cost of sales was in line with the decrease in our revenue from fertilizer sales for the same period

Gross Profit. The gross profit decreased from $375,684 for the nine months ended September 30, 2015 to $329,083 for the nine months ended September 30, 2016. The gross profit margin was decreased from 38% to 31% during the nine months ended September 30, 2016 and 2015. Our fertilizer products were facing strong competition from our competitors with lower selling prices. We reduced the prices for some products to re-position our products in the market which was the main reason for the lower gross margin for the nine months ended September 30, 2016.

Expenses. We incurred $187,807 in selling expenses for the nine months ended September 30, 2016, compared to $140,249 for the nine months ended September 30, 2015. We incurred $1,028,433 in general and administrative expenses for the nine months ended September 30, 2016, compared to $899,168 for the nine months ended September 30, 2015. Selling, general and administrative expenses increased by $176,823, or 17%, for the nine months ended September 30 2016 as compared to the same period in 2015. Our selling expenses increased $47,558 and our general and administrative expenses increased $129,265. The major increase in our selling expenses was from our shipping cost. The increase in our general and administrative expenses was mainly due to our additional inputs in hiring more professional personnel to operate our new Weihai plant.

Interest income (expense). We incurred $167,065 interest expense during the nine months ended September 30, 2016, and we incurred interest expense of $1,657,362 in the same period of 2015.

Income Taxes. The effective tax rate in the PRC on income generated from the sale of prepared products is 25%. At September 30, 2016, we had a net operating loss carry-forward for Chinese income tax purposes aggregating approximately $13,233,554 which will expire through the year 2020.

Net Income (Loss). Our net income was $387,273 for the nine months ended September 30, 2016, compared with net loss of $2,661,262 for the nine months ended September 30, 2015, representing a significant increase of $3,048,535 in net income. The breakthrough in net income were due to gain on recovery of receivables written-off, rental income from short-term rental of factory, and government subsidy of $1,460,664 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2016 and December 31, 2015 our working capital deficit was $9,787,566 and $4,985,276, respectively, mainly reflecting increases in our current assets, including $1,506,545 in due from related party, $31,351 in inventory, which were partly offset by increases in our current liabilities, including $1,167,574 in due to related party

We have financed our operations over the nine months ended September 30, 2016 and 2015 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$5,304,791	$(2,228,102)
Net cash used in investing activities	(6,320,292)	(6,702,163)
Net cash provided by financing activities	1,079,820	8,812,127
Exchange rate effect on cash	(1,225)	28,151
Net cash inflow (outflow)	$63,094	$(89,987)

Cash Used in Operating Activities

Net cash provided by operating activities was $5,304,791 for the nine months ended September 30, 2016. Cash provided by operating activities for the nine months ended September 30, 2016 consisted primarily of net income of $387,273 which was adjusted by depreciation and amortization of $363,501, bad debt expense of $51,583, write-down or loss from inventory of $12,700. The Company had a decrease of $145,122 in account receivable, an increase of $46,582 in our inventories, a decrease of $143,868 in prepaid expense, a decrease of $161,999 in other receivable which were offset by an increase of $283,343 in other payable and an increase of $4,193,965 in account payable - related party.

Net cash used in operating activities was $2,228,102 for the nine months ended September 30, 2015. Cash used in operating activities for the nine months ended September 30, 2015 consisted primarily of net loss of $2,661,262 which was adjusted by depreciation and amortization of $172,110, loss from disposal of fixed assets of $490,423. The Company had a decrease of $1,206,931 in advance to suppliers, an increase of $509,468 in Accounts payable and accrued payables, a decrease of $266,493 in accounts receivable - related party, which were offset by an increase of $613,223 in account receivable, a decrease of $1,126,182 in accounts payable - related party, and an increase of $102,966 in inventory.

Cash Used in Investing Activities

Net cash used in investing activities was $6,320,292 for the nine months ended September 30, 2016. The activities primarily consisted of our investments of $3,128,334 in the new fertilizer factory construction projects in Shanghai City, purchase of plant and equipment of $1,527,199, and the advance to our related party of $1,527,199 for the nine months ended September 30, 2016. Our Weihai factory was completed in May 2015 and put in operations in August 2015. The construction project was completed and $10,507,535 was transferred to fixed asset.

Net cash used in investing activities was $6,702,163 for the nine months ended September 30, 2015. The investments included primarily our investment of $6,276,880 in two new fertilizer factory construction projects in Weihai and Shanghai City.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,079,820 for the nine months ended September 30, 2016. During the period, cash used in financing activities consisted of the capital borrowing of $1,064,621 from related parties, proceeds of $1,215,953 from short term borrowing, offset by repayment of $1,200,754 in long term loan.

Net cash provided by financing activities was $8,812,127 for the nine months ended September 30, 2015. During the period, cash provided by financing activities included the proceeds of $8,063,306 from our short-term loans and $9,897,006 from our long-term loans, which were partly offset by repayments of $18,732,370 in our short-term loans, repayment of $5,434,453 in long term loans.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of September 30, 2016
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$7,272,018	$1,199,508	$6,072,510	$—	$—
Others	—	—	—	—	—
	$7,272,018	$1,199,508	$6,072,510	$—	$—

Commitments for Capital Expenditure

We have completed building a new fertilizer factory in June 2016. The new plant, located in Shanghai, has annual production capacity of 100,000 metric tons. During the nine months ended September 30, 2016 and 2015, we had invested approximately $0.28 million and $4.73 million, respectively, in constructing this new fertilizer plants in Shanghai. This facility has not put in operations since its completion. Part of the plant was rent to Huayu Sandian Automobile Air Conditioner Co. Ltd as warehouse from June 1 2016 to May 31, 2017, with a total rent of $235,705.

Off Balance Sheet Items

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	any obligation under certain guarantee contracts,
●	any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,
●	any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and
●	any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2016, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: November 14, 2016	MULLAN AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive and Accounting Officer)

