Form 10-K
period 2016-12-31
MULLAN AGRITECH, INC.
filed 2017-04-17
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission file number 333-201360

MULLAN AGRITECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1137640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1958 Qianming East Road, Fengjing, Jinshan District Shanghai, China	201501
(Address of principal executive offices)	(Zip Code)

(86) 21-67356573
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
None	None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of April 17, 2017, the number of shares of common stock of the registrant outstanding is 280,000,000, par value $0.0001 per share.

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

PART I

Item 1.      Business.

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China (“PRC”). Currently, we have one fertilizer processing plant located in Shanghai in the PRC. Our current maximum production capacity is 30,000 metric tons a year. We are currently building 2 new fertilizer plants in Weihai City, Shandong Province and in Shanghai in the PRC. One of the new plants located in Weihai City was in operations in August 2015 with annual production capacity of 100,000 metric tons. Another new plant located in Shanghai has been completed in June 2016 with annual production capacity of 100,000 metric tons. This facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million. While this facility has not put in operations since its completion, part of the plant was rent to Huayu Sandian Automobile Air Conditioner Co. Ltd as warehouse from June 1 2016 to May 31, 2017, with a total rent of $235,705. We have an organic fertilizer processing facility, located in Weihai City, Shandong Province, with the annual production capacity of 50,000 tons organic fertilizers. The facility was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million, and had been completed on August 2015.

Our products are sold under the “Zongbao” brand name. Our customers are mainly located in provinces of Jiangsu, Zhejiang and Shandong.

On June 9, 2016, Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, changing its name from “M&A Holding Corporation,” to “Mullan Agritech, Inc.”

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

On October 27, 2016, Muliang Industry established a subsidiary, namely, Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”) in Yunnan Province, China. Muliang Industry owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares.YunnanMuliang was setup for the sales development of West China.

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

Item 2.       Properties.

As of April 17, 2017, our principal executive office was moved to 1958 Qianming East Road, Fengjing, Jinshan District, Shanghai, China, and our telephone number is (86) 21-67356573. The office space belongs to our President and CEO, Mr. Lirong Wang, who allows us to use the space for free.

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

Holders of Capital Stock

As of the date of this Annual Report, we had 978 holders of our common stock.

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

Recent Sales of Unregistered Securities

On January 11, 2016, the Company issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,738. These shares were issued in reliance on the exemption under Regulation S or Section 4(2) of the Securities Act.

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

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

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

We are principally engaged in the fertilizer and forage grass processing and distribution business in the People’s Republic of China (“PRC”). Currently, we have one fertilizer processing plant located in Shanghai in the PRC. Our current maximum production capacity is 30,000 metric tons a year. We have completed building two new fertilizer plants in Weihai City, Shandong Province and in Shanghai in the PRC. One of the new plants located in Weihai City was in operations in August 2015 with annual production capacity of 50,000 metric tons. Another new plant located in Shanghai has been completed in June 2016 with annual production capacity of 100,000 metric tons.This facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million. While this facility has not put in operations since its completion. Part of the plant was rent to Huayu Sandian Automobile Air Conditioner Co. Ltd as warehouse from June 1 2016 to May 31, 2017, with a total rent of $235,705. We have an organic fertilizer processing facility, located in Weihai City, Shandong Province, with the annual production capacity of 50,000 tons organic fertilizers. The facility was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million, and had been completed on August 2015.

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

On October 27, 2016, Muliang Industry established a subsidiary, namely, Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”) in Yunnan Province, China. Muliang Industry owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares.YunnanMuliang was setup for the sales development of West China.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $14,101,952 and $13,535,298 as of December 31, 2016 and December 31, 2015. Our cash balances as of December 31, 2016 and December 31, 2015 were $17,213 and $13,217, respectively. We had short-term payable of $11.95 million at December 31, 2016 which would due in the next 12 months. In addition, we had a working capital deficit of $9,544,224 and $5,293,361 at December 31, 2016 and December 31, 2015 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Mullan Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Zongbao Cangzhou, Ningling Fertilizer, Muliang Sales, Zhonglian ,and Yunnan Muliang. All intercompany transactions and account balances are eliminated in consolidation.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

We focus on the implementation of our strategic plan to complete our new fertilizer production facilities. Those two new facilities were designed with 50,000 metric tons and 100,000 metric tons of fertilizer production capacities. With completion of the two new factories, we would be able to expand our market shares in Jiangsu, Zhejiang and Shandong Province, PRC. One of our two new fertilizer factories located in Weihai City, Shandong Province was completed in May 2015 and put in operations in August 2015, and another located in Shanghai City was completed in June 2016.

Operation Result for the Years Ended December 31, 2016 and 2015

	For the Year Ended December 31,
	2016	2015	Fluctuation
	$	$	$	%
Revenues	3,055,882	1,120,999	1,934,883	173%
	3,055,882	1,120,999	1,934,883	173%
Cost of goods sold	2,578,392	672,617	1,905,775	283%
Gross profit	477,490	448,382	29,108	6%
Operating expenses:
General and administrative expenses	1,616,991	1,274,174	342,817	27%
Selling expenses	259,162	174,227	84,935	49%
Total operating expenses	1,876,153	1,448,401	427,752	30%
Loss from operations	(1,398,663)	(1,000,019)	(398,644)	40%
Other income (expense):
Interest expense	(307,201)	(1,659,564)	1,352,363	-81%
Subsidy income	1,454,161	166,332	1,287,829	774%
Loss from disposal of fixed assets	(169,428)	(485,054)	315,626	-65%
Donation expense	(301,068)	-	(301,068)	N/A
Other income (expense), net	186,339	(32,861)	219,200	-667%
Total other income (expense)	862,803	(2,011,147)	2,873,950	-143%
Loss before income taxes	(535,860)	(3,011,166)	2,475,306	-82%
Income taxes	26,786	377	26,409	7005%
Net income (loss)	(562,646)	(3,011,543)	2,448,897	-81%

Revenue. Total revenue increased from $1,120,999 for the year ended December 31, 2015 to $3,055,882 for the year ended December 31, 2016, which represented an increase of $1,934,883, or approximately 173%. The increase in revenues was primarily due to the new plant in operation. Considering our old fertilizer plant located in Shanghai was not cost effective and our new Weihai plant was in operations since August 2015 which was designed with modern equipment and better production capacity, therefore, we put more marketing efforts in Shandong Province where our new Weihai plant locates to leverage our sale forces.

Cost of sales. Cost of sales increased from $672,617 for the year ended December 31, 2015 to $2,578,392 for the year ended December 31, 2016, which represented an increase of approximately $1,905,775, or 283%. The increase in cost of sales was in line with the increase in our revenue from fertilizer sales for the same period.

Gross Profit. The gross profit increased from $448,382 for the year ended December 31, 2015 to $477,490 for the year ended December 31, 2016. The gross profit margin was decreased from 40% to 16% during the year ended December 31, 2016 and 2015. Our fertilizer products were facing strong competition from our competitors with lower selling prices. We reduced the prices for some products to re-position our products in the market which was the main reason for the lower gross margin for the year ended December 31, 2016.

Expenses. We incurred $259,162 in selling expenses for the year ended December 31, 2016, representing an increase of $84,935, or 49%, compared to $174,227 for the year ended December 31, 2015. We incurred $1,616,991 in general and administrative expenses for the year ended December 31, 2016, representing an increase of $342,817, or 27%, compared to $1,274,174 for the year ended December 31, 2015. Selling, general and administrative expenses increased by $427,752, or 30% for the year ended December 31 2016 as compared to the same period in 2015. The major increase in our selling expenses was from our shipping cost. The increase in our general and administrative expenses was mainly due to our additional inputs in hiring more professional personnel to operate our new Weihai plant.

Interest income (expense). We incurred $307,201 in interest expense during the year ended December 31, 2016, compared with interest expense of $1,659,564 for the year ended December 31, 2015. The decrease in interest expense was mainly due to loans repaid in 2015.

Net Loss. Our net loss was $562,646 for the year ended December 31, 2016, compared with net loss of $3,011,543 for the year ended December 31, 2015, representing a significant decrease of $2,448,897 in net loss. The decrease in net loss were due to the decrease in interest expense, the increase in government subsidiary for the year ended December 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2016 and December 31, 2015 our working capital deficit was $9,544,224 and $5,293,361, respectively. The significant increase in our capital deficit was reflecting more and more of our short term liability was used to support our long-term assets.

We have financed our operations over the years ended December 31, 2016 and 2015 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Years Ended December 31,
	2016	2015
Net cash provided by (used in) operating activities	$5,273,598	$(3,746,217)
Net cash used in investing activities	(6,082,192)	(5,446,152)
Net cash provided by financing activities	777,998	8,817,189
Exchange rate effect on cash	34,592	183,737
Net cash inflow (outflow)	$3,996	$(191,443)

Cash Used in Operating Activities

Net cash provided by operating activities was $5,273,598 for the year ended December 31, 2016. Cash provided by operating activities for the year ended December 31, 2016 consisted primarily of net loss of $562,646 which was adjusted by depreciation and amortization of $303,522, bad debt expense of $152,040, loss from disposal of fixed assets of $169,428. The Company had an increase of $3,127,298 in accounts payable and accrued payables, an increase of $2,293,066 in other payables, a decrease of $249,503 in other receivable, which were offset by an increase of $195,792 in accounts receivable, and an increase of $166,950 in prepaid expense.

Net cash used in operating activities was $3,746,217 for the year ended December 31, 2015. Cash used in operating activities for the year ended December 31, 2015 consisted primarily of net loss of $3,011,543 which was adjusted by depreciation and amortization of $191,156, loss from disposal of fixed assets of $526,055. The Company had a decrease of $1,160,409 in account payable – related party, an increase of $454,453 in accounts receivable, an increase of $422,189 in inventory, which were offset by an increase of $666,288 in account payable and accrued payables, a decrease of $ 299,275 in accounts receivable - related party.

Cash Used in Investing Activities

Net cash used in investing activities was $6,082,192 for the year ended December 31, 2016. The activities primarily consisted of our investments of $3,098,286 in the new fertilizer factory construction projects in Shanghai City, purchase of plant and equipment of $1,217,423, and the advance to our related party of $1,438,063 for the year ended December 31, 2016. Our Weihai factory was completed in May 2015 and put in operations in August 2015. The construction project was completed and $10,507,535 was transferred to fixed asset.

Net cash used in investing activities was $5,446,152 for the year ended December 31, 2015. The investments included primarily our investment of $5,163,752 in two new fertilizer factory construction projects in Weihai and Shanghai City.

Cash Provided by Financing Activities

Net cash provided by financing activities was $777,998 for the year ended December 31, 2016. During the period, cash used in financing activities consisted of the proceeds from short term loan of $1,204,274, proceeds of $461,876 in capital borrowed from related parties, offset by repayment of $888,152 in long term loan.

Net cash provided by financing activities was $8,817,189 for the year ended December 31, 2015. During the period, cash provided by financing activities included the proceeds of $4,816,337 from our long-term loans, capital borrowed of $2,720,464 from related parties, and capital contribution of $1,621,337 from shareholder, which were partly offset by repayments of $402,646 in our long-term loans.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at December 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of December 31, 2016
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$7,272,780	$1,152,124	$6,120,656	$—	$—
Others	—	—	—	—	—
	$7,272,780	$1,152,124	$6,120,656	$—	$—

Commitments for Capital Expenditure

We have completed building a new fertilizer factory in June 2016. The new plant, located in Shanghai has annual production capacity of 100,000 metric tons. During the nine months ended September 30, 2016 and 2015, we had invested approximately $0.28 million and $4.73 million, respectively, in constructing this new fertilizer plants in Shanghai. This facility has not put in operations since its completion. Part of the plant was rent to Huayu Sandian Automobile Air Conditioner Co. Ltd as warehouse from June 1 2016 to May 31, 2017, with a total rent of $235,705.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.       Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	Board of Directors and Shareholders of
Mullan Agritech, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Mullan Agritech, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mullan Agritech, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
April 17, 2017	Certified Public Accountants

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$17,213	$13,217
Accounts receivable, net	455,383	454,118
Accounts receivable - related party	-	64,701
Inventories	526,778	548,043
Advances to suppliers	-	1,950
Prepaid expenses	12,774	2,828
Other receivables, net	18,501	155,438
Due from related party	1,375,788	-
Total Current Assets	2,406,437	1,240,295

Long term prepaid expense
Property, plant and equipment, net	15,897,093	5,185,217
Construction in progress	-	7,478,664
Intangible assets, net	2,404,684	2,631,562
Other assets and deposits	174,091	159,656

Total Assets	$20,882,305	$16,695,394

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term loan	$1,152,124	$308,085
Short-term loans - related party	-	76,522
Accounts payable and accrued payables	5,162,402	2,803,025
Accounts payable - related party	-	150,307
Advances from customers	8,611	8,249
Other payables	2,264,864	265,393
Due to related party	3,362,660	2,922,075
Total Current Liabilities	11,950,661	6,533,656

Long-term loans	6,120,656	7,147,589
Total Liabilities	18,071,317	13,681,245

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares and 150,525,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	$28,000	$15,053
Additional paid in capital	16,795,185	16,743,394
Accumulated deficit	(14,101,952)	(13,535,298)
Accumulated other comprehensive income (loss)	92,466	(200,358)
Stockholders' Equity - Mullan Agritech, Inc. and subsidiaries	2,813,699	3,022,791
Non-controlling interest	(2,711)	(8,642)
Total Stockholders' Equity	2,810,988	3,014,149
Total Liabilities and Stockholders' Equity	$20,882,305	$16,695,394

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2016	2015

Revenues	$3,055,882	$1,120,999
Cost of goods sold	2,578,392	672,617
Gross profit	501,725	448,382

Operating expenses:
General and administrative expenses	1,616,991	1,274,174
Selling expenses	259,162	174,227
Total operating expenses	1,876,153	1,448,401

Loss from operations	(1,374,428)	(1,000,019)

Other income (expense):
Interest expense	(307,201)	(1,659,564)
Subsidy income	1,454,161	166,332
Loss from disposal of fixed assets	(169,428)	(485,054)
Donation expense	(301,068)	-
Other income (expense), net	186,339	(32,861)
Total other income (expense)	862,803	(2,011,147)

Loss before income taxes	(535,860)	(3,011,166)

Income taxes	26,786	377

Net loss	(562,646)	(3,011,543)

Net income (loss) attributable to Non-controlling interest	4,008	(12,889)
Net loss attributable to common stockholders	(566,654)	(2,998,654)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	294,748	(79,119)

Total Comprehensive loss	$(267,898)	$(3,090,662)

Earnings per common share
Basic and diluted	$-	$(0.02)

Weighted average common shares outstanding
Basic	276,452,740	150,525,000
Diluted	276,452,740	150,525,000

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2014	150,525,000	15,053	818,907	(10,536,644)	(121,239)	4,648	(9,819,275)

Capital contribution from owners	-	-	1,621,337	-	-	-	1,621,337
Debt converted to capital	-	-	14,303,150	-	-	-	14,303,150
Net loss	-	-	-	(2,998,654)	-	(12,889)	(3,011,543)
Unrealized foreign currency translation adjustment	-	-	-	-	(79,119)	(401)	(79,520)

Balance, December 31, 2015	150,525,000	15,053	16,743,394	(13,535,298)	(200,358)	(8,642)	3,014,149

Issuance of shares for cash proceeds	129,475,000	12,947	51,791	-	-	-	64,738
Net loss	-	-	-	(566,654)	-	4,008	(562,646)
Unrealized foreign currency translation adjustment	-	-	-	-	292,824	1,923	294,747

Balance, December 31, 2016	280,000,000	28,000	16,795,185	(14,101,952)	92,466	(2,711)	2,810,988

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(562,646)	$(3,011,543)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	303,522	191,156
Bad debt expense	152,040	68,314
Inventory impairment	-	93,820
Loss from disposal of fixed assets	169,428	526,055
Changes in assets and liabilities:
Accounts receivable	(195,792)	(454,453)
Accounts receivable - related party	63,228	299,275
Inventories	(15,061)	(422,189)
Advances to suppliers	1,906	-
Advances to suppliers - related party	-	12,151
Prepaid expenses	(166,950)	(165,930)
Other receivables	249,503	(382,392)
Accounts payable and accrued payables	3,127,298	666,288
Accounts payable - related party	(146,884)	(1,160,409)
Advances from customers	940	(8,149)
Other payables	2,293,066	1,789
Net cash used in operating activities	5,273,598	(3,746,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of fixed assets	457	-
Purchase of plant and equipment	(1,217,423)	(87,001)
Due to related party	(1,438,063)	-
Purchase of apple orchard	(328,877)	(195,399)
Investment in construction in progress	(3,098,286)	(5,163,752)
Net cash used in investing activities	(6,082,192)	(5,446,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term loans	(888,152)	(402,646)
Proceeds from long-term loans	-	4,816,337
Capital borrowed from (repaid to) related parties	398,128	2,720,464
Proceeds from short-term loans	1,204,274	-
Proceeds of loan from shareholder , net of repayments	-	61,697
Proceeds of common stock issuance	63,748	-
Capital contribution from shareholders	-	1,621,337
Net cash provided by financing activities	777,998	8,817,189

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34,592	183,737

NET INCREASE (DECREASE) IN CASH	3,996	(191,443)

CASH, BEGINNING OF YEAR	13,217	204,660

CASH, END OF YEAR	$17,213	$13,217

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$307,201	$2,061,806
Cash paid for income tax	$26,786	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Biological assets transferred from inventory	$-	$211,490
Salary accrued for Biological assets	-	68,305
Construction in progress transferred to plant and equipment	10,406,609	4,049,524
Prepayment transferred into Construction in progress	-	1,224,729
Debt transferred to capital	-	14,303,150

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Mullan Agritech, Inc. formerly known as M & A Holding Corporation. (“Mullan Agritech”) was incorporated under the laws of the State of Nevada on November 5, 2014. Mullan Agritech’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in agricultural industry are conducted through several indirectly owned subsidiaries in China.

On June 9, 2016, Mullan Agritech filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, changing its name from “M & A Holding Corporation,” to “Mullan Agritech, Inc.”

On July 11, 2016, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace the change of the corporate name from “M & A Holding Corporation,” to “Mullan Agritech, Inc.”, and effective on such date. Mullan Agritech trades under its new name, Mullan Agritech, Inc.

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

On July 11, 2013, Muliang Industry established a wholly owned subsidiary, Shanghai MuliangAgritech Development Co., Ltd. (“Agritech Development”) in Shanghai, China. On November 6, 2013, Muliang Industry sold 40% of the outstanding equity of Agritech Development to Mr. Jianping Zhang for consideration of approximately $65,000 or RMB 400,000. Agritech Development does not currently conduct any operations.

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

On September 3, 2015, Mullan Agritecheffected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding of which 120,000,000 were owned by Chenxi Shi the founder of Mullan Agritech and its sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

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

As a result, Mullan Agritech has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, Mullan Agritech exercises control over Muliang Industry. Muliang Industry has two wholly-owned subsidiaries (Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary ZongbaoCangzhou.

On June 6, 2016, Muliang Industry established a wholly-owned subsidiary, namely, Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”) in Henan Province, the central plain of China. Ningling Fertilizer, with registered capital of RMB 20,000,000, is setup for a new production line of bio-chemical fertilizer and has not begun any operation yet.

On July 7, 2016, Muliang Industry established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd. (“Zhonglian”) in Beijing, China. Muliang Industry owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd. owns the other 35% shares. Zhonglian, with registered capital of RMB 10,000,000, was established to develop and operate an online agricultural products trading platform.

On October 27, 2016, Muliang Industry established a wholly-owned subsidiary, Yunnan Muliang Animal Husbandry Development Co., Ltd. (“Yunnan Muliang”) in Yunnan Province, China. Muliang Industry owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares. Yunnan Muliang, with registered capital of RMB 20,000,000, was established for the development of sales in the western region of China.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Ningling Fertilizer, Mullan Agritech, Zhonglian, and Yunnan Muliang are referred to as subsidiaries the Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the years ended December 31, 2016 and 2015, the Company reported net loss of $538,411 and $3,011,543, respectively. The Company had working capital deficit of approximately $9.54 million and $4.99 million as of December 31, 2016 and 2015. In addition, the Company had net cash inflows of $5,297,833 and net outflow $3,746,217 from its operating activities during the years ended December 31, 2016 and 2015. The Company has improved its operating result, but the Company still incurred a loss from operation of $1,374,428 offset by other income of $862,803 for the years ended December 31, 2016, which mainly included government subsidy income of $1,454,161. These conditions still raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its new fertilizer factories start to operate. In 2015, the Company obtained capital contribution of approximately $16 million from its shareholders which successfully improved the Company’s financial position as of December 31, 2016. Additionally, one of the new fertilizer factories was completed and put in operations in August 2015 and another factory was also completed in June 2016.

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

Principles of Consolidation

Mullan Agritech consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian and 55% controlled Yunnan Muliang. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, and 45% interest in Yunnan Muliang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising costs are expensed as incurred as selling expenses. Advertising expenses were $ 37,202 and $ 5,354 for the years ended December 31, 2016 and 2015, respectively.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Included in the intangible assets are land use rights and non-patented technology. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

Estimated useful lives of the Company’s intangible assets are as follows:

Useful Life
Land use rights	50 years
Non-patented technology	10 years

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2016 and 2015.

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of its fertilizer products and environmental protection equipment upon shipment and transfer of title.

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company currently leased part of the building of the Shanghai new plant to a third party as warehouse. The Company recognizes building leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to a third party. For the years ended December 31, 2016 and 2015, rental income of $167,257 and $0 were recognized as other income.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the years ended December 31, 2016 and 2015 was $292,824 gain and $79,119 loss, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2016 and 2015 were translated at 6.9437 RMB to $1 USD and 6.4917 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the years ended December 31, 2016 and 2015 were 6.6430 RMB and 6.2288 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2016 and 2015.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	December 31, 2016	December 31, 2015

Cash	$17,213	$13,217
Accounts receivables, net	455,383	454,118
Other receivables	18,501	155,438
Short term loan	1,152,124	-
Short term loan-related party	-	76,522
Long term loan	6,120,656	7,455,674
	$7,763,876	$8,154,969

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. These amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the pending content that links to this paragraph in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement (CONTINUED)

includes that interim period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. These amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2016	December 31, 2015

Accounts receivable	$675,737	$522,432
Less: allowance for doubtful accounts	(220,354)	(68,314)
Total, net	$455,383	$454,118

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $152,040 and $68,314 for the years ended December 31, 2016 and 2015.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31, 2016	December 31, 2015

Raw materials	$155,685	$294,794
Finished goods	371,093	253,249
Total, net	$526,778	$548,043

The Company recognized a permanent loss of $24,235 and $93,820 from inventory valuation for the year ended December 31, 2016 and 2015 respectively.

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	December 31, 2016	December 31, 2015

Construction deposit	$-	$64,961
Loan receivables	-	15,404
Deposit for equipment purchase	-	198,668
Employee’s portion of social benefits	6,886	-
Utilities receivables	1,312	-
Employee advances	3,102	-
Loan to unrelated party	7,201	-
Others	-	64,492
	18,501	343,525
Less: Allowance for doubtful accounts	-	(188,087)
	$18,501	$155,438

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not take allowance for accounts as of December 31, 2016.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015 consisted of:

	December 31, 2016	December 31, 2015
Building	$12,746,521	$2,960,386
Operating equipment	2,798,754	1,996,675
Vehicle	78,139	43,057
Office equipment	19,203	10,535
Apple Orchard	921,729	649,367
	16,564,346	5,660,020
Less: accumulated depreciation	(667,253)	(474,803)
	$15,897,093	$5,185,217

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the years ended December 31, 2016 and 2015, depreciation expense amounted to $245,429 and $126,788, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

For the years ended December 31, 2016 and 2015, no amortization expense of the apple orchard was reported.

During the years ended December 31, 2016, the Company disposed operating equipment at a total cost of $435,030, with a $264,438 accumulated depreciation for proceeds of $12,309, in resulting total loss on disposal of $169,428.

An organic fertilizer processing facility, located in Shanghai, was completed in June 2016, with the annual production capacity of 100,000 tons organic fertilizers. The facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2016	December 31, 2015

Land use rights	$2,691,505	$2,878,907
Non-patented technology	14,401	15,404
	2,705,906	2,894,311
Less: accumulated amortization	(301,222)	(262,749)
	$2,404,684	$2,631,562

For the years ended December 31, 2016 and 2015, amortization of intangible assets amounted to $38,473 and $64,401, respectively.

NOTE 8 – BANK LOAN

Current portion of long-term loans represent amounts due to lenders that are due less than one year, which consisted of the following:

	December 31, 2016	December 31, 2015
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR,
● Installment payment due on August 25, 2016	$-	$308,085
● Installment payment due on February 25, 2017	432,046	-
● Installment payment due on August 25, 2017	720,078	-
	$1,152,124	$308,085

The long-term loan with Agricultural Bank of China was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK LOAN (CONTINUED)

Long-term loans represent amounts due to lenders that are due in more than one year, which consisted of the following:

	December 31, 2016	December 31, 2015
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR,
● Installment payment due on February 25, 2017 *	$-	$462,129
● Installment payment due on August 25, 2017 *	-	770,214
● Installment payment due on February 25, 2018	720,077	770,214
● Installment payment due on August 25, 2018	1,152,124	1,232,343
● Installment payment due on February 25, 2019	1,440,154	1,540,429
● Installment payment due on August 25, 2019	1,728,185	1,848,514

Loan payable to Rushan City Rural Credit Union, annual interest rate of 10.76%, due by June 18, 2016.	-	523,746

Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,080,116	-

Total	$6,120,656	$7,147,589

The long-term bank loan with Agricultural Bank of China was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

The Company recognized interest expenses of $312,989 and $2,061,806 for the years ended December 31, 2016 and 2015, respectively.

Note: * Included in current portions above in current portion of long term loans, differences may result in reported amounts between balance sheet dates as a result of fluctuations in functional and reporting currencies.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS DEFICIT

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 3, 2015, the Board of Directors affected a forward split of the outstanding common stock the Company, such that each share of outstanding common stock be converted into 15 shares of common stock as of September 3, 2015, the record date. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented

Common Share Issuances

On January 11, 2016, pursuant to an Investment Agreement, the Company issued 129,475,000 shares of its common stock for cash consideration of $64,738.

As of December 31, 2016, the Company have 280,000,000 common shares outstanding.

Paid-in Capital

For the year ended December 31, 2015, the owner of the Company has contributed capital of $1,621,337 as paid-in capital of the Company and converted debt of $14,303,150 into paid-in capital of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

*Account receivable and sales from related parties

The Company did not make sales to any related party for the year ended December 31, 2016, but have an accounts receivable balance of $0 and $64,701 from Yantai Zongbao Tele-Agriculture Service Co., Ltd, a related party of the Company, as of December 31, 2016 and 2015, respectively. Refer to table below.

*Account payable and purchase from related parties

The Company did not made purchase transaction with related party for the year ended December 31, 2016, but have a balance of $0 and $150,307 due to Yantai Zongbao Tele-Agriculture Service Co., Ltd, a related party of the Company, as of December 31, 2016 and 2015, respectively. The Company purchased material in amount of $6,469 with Yantai Zongbao Tele-Agriculture Service Co., Ltd. for the year ended December 31, 2015.

*Due from Related Parties

On June 30, 2016, the Company sold an environmental protection equipment to Shanghai Aoke Chemicals Co., Ltd., the Company’s CEO is one of Aoke’s shareholders, for $1,187,362 as a one-time trade. The Company recognized a gain of $32,342 on the sale as other income. The receivable of $1,375,788 for this transaction, including VAT, was collected as of the filling date.

Balance due from Shanghai Aoke Chemicals Co., Ltd. are advance to related parties which are due on demand, non-interest bearing and without maturity date. The Company have no other due from related party balance as of December 31, 2016 and 2015.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Due to related party

Balance due to related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	December 31, 2016	December 31, 2015	Relationship
Jilin Jiliang Zongbao Biological Technology Co., Ltd.	-	611,276	One of management team members had actual control over this entity
Shanghai Aoke Chemicals Co., Ltd.	-	15,466	The Company’s CEO is 95% equity owner of the entity
Mr. Lirong Wang	2,583,713	1,488,827	The CEO and Chairman of the Company
Ms. Hui Song*	534,807	572,044	Former management team members
Ms. Xueying Sheng	243,996	226,443	The CFO of the Company
Mr. Guohua Lin	144	8,019	One of the Company’s shareholders
Total	3,362,660	2,922,075

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2016 and 2015.

	For the years ended December 31
Customers	2016		2015
	Amount	%	Amount	%
A	N/A	N/A	656,212	59%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2016 and 2015.

	For the years ended December 31
Suppliers	2016		2015
	Amount	%	Amount	%
A	2,023,849	76%	N/A	N/A
B	N/A	N/A	128,347	20%
C	N/A	N/A	107,581	17%
D	N/A	N/A	82,236	13%
E	N/A	N/A	67,741	10%
F	N/A	N/A	66,491	10%

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS (CONTINUED)

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2016 and 2015, the Company’s cash balances by geographic area were as follows:

	December 31, 2016		December 31, 2015
United States	$-	0.00%	$7	0.05%
China	17,213	100%	13,210	99.95%
Total cash and cash equivalents	$17,213	100%	$13,217	100%

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

United States

Mullan Agritech is established in the State of Nevada in the United States and is subject to Nevada State and US Federal tax laws. Mullan Agritech has approximately $102,000 of unused net operating losses (“NOLs”) available for carrying forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the country. During the years ended December 31, 2016 and 2015, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Ningling, Zhongliang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Years Ended
	December 31,	December 31,
	2016	2015
US Statutory income tax rate	35%	35%
Lower rates in PRC, net	(10)%	(10)%
Valuation allowance	(25)%	(25)%
Total	-	-

All of our entities incurred a net loss for the year ended December 31, 2016 and 2015, except that Weihai Fukang created a net income of $1,328,879 for the year ended December 31, 2016. The income tax expense of $26,786 represents the income tax of Weihai Fukang for the year ended December 31, 2016.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

December 31, 2016

PRC income tax at statutory rate	535,228
Less: valuation allowance	(535,228)
Net deferred tax asset	-

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (CONTINUED)

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2016 and 2015:

	For the Years Ended
	December 31, 2016	December 31, 2015
Income attributed to PRC	$(562,646)	$(3,011,166)
Loss attributed to US	-	-
Income before tax	(562,646)	(3,011,166)

PRC Statutory Tax at 25% Rate	26,786	377
Effect of tax exemption granted	-	-
Income tax	$26,786	$377

Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	276,452,740	150,525,000
Per share effect	$-	$-

NOTE 13 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015
Fertilizer and forage grass	$3,055,882	$1,120,999	$2,578,392	$672,617
Apple orchard	-	-	-	-

Total	$3,055,882	$1,120,999	$2,578,392	$672,617

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2016. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2016. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Lirong Wang	43	President, CEO, CFO, Secretary, Treasurer, and Director

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

Item 11.    Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the years ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

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

Name	Number of Shares Beneficially Owned(1)	Percent of Class (1)
Liring Wang, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	151,031,200	53.708%

All Executive Officers and Directors as a group (1 persons)	151,031,200	53.708%

Other 5% Shareholder: None

(1)	Applicable percentages are based on 280,000,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

*Account receivable and sales from related parties

The Company did not make sales to any related party for the year ended December 31, 2016, but have an accounts receivable balance of $0 and $64,701 from Yantai Zongbao Tele-Agriculture Service Co., Ltd, a related party of the Company, as of December 31, 2016 and 2015, respectively. Refer to table below.

*Account payable and purchase from related parties

The Company did not made purchase transaction with related party for the year ended December 31, 2016, but have a balance of $0 and $150,307 due to Yantai Zongbao Tele-Agriculture Service Co., Ltd, a related party of the Company, as of December 31, 2016 and 2015, respectively. The Company purchased material in amount of $6,469 with Yantai Zongbao Tele-Agriculture Service Co., Ltd. for the year ended December 31, 2015.

*Due from Related Parties

On June 30, 2016, the Company sold an environmental protection equipment to Shanghai Aoke Chemicals Co., Ltd., the Company’s CEO is one of Aoke’s shareholders, for $1,187,362 as a one-time trade. The Company recognized a gain of $32,342 on the sale as other income. The receivable of $1,375,788 for this transaction, including VAT, was collected as of the filling date.

Balance due from Shanghai Aoke Chemicals Co., Ltd. are advance to related parties which are due on demand, non-interest bearing and without maturity date. The Company have no other due from related party balance as of December 31, 2016 and 2015.

family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

*Due to related party

Balance due to related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	December 31, 2016	December 31, 2015	Relationship
Jilin JiliangZongbao Biological Technology Co., Ltd.	-	611,276	One of management team members had actual control over this entity
Shanghai Aoke Chemicals Co., Ltd.	-	15,466	The Company’s CEO is 95% equity owner of the entity
Mr. Lirong Wang	2,583,713	1,488,827	The CEO and Chairman of the Company
Ms. Hui Song	534,807	572,044	Former management team members
Ms. Xueying Sheng	243,996	226,443	The CFO of the Company
Mr. Guohua Lin	144	8,019	One of the Company’s shareholders
Total	3,362,660	2,922,075

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

Item 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $75,500 and $7,750 for the fiscal year ended December 31, 2016 and 2015, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)   Financial Statements:

The audited balance sheets of the Company as of December 31, 2016, the related statements of operations and comprehensive income, changes in stockholders’ equity (deficit) and cash flows for the year then ended, the footnotes thereto, and the report of Dominic K.F. Chan & Co., independent auditors, are filed herewith.

(2)   Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)   Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number
31.1*	Certification of the Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*    Filed herewith

+    In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2017

MULLAN AGRITECH, INC.

/s/ Lirong Wang
Name: Lirong Wang
Chief Executive Officer & Chief Financial Officer
(Principal Executive and Accounting Officer)

