Form 10-Q
period 2017-03-31
MULLAN AGRITECH, INC.
filed 2017-05-15
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 2017, the registrant had 280,000,000 shares of its common stock outstanding.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Mullan Agritech, Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

1

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31 2016

	March 31,	December 31,
	2017	2016
		(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$56,472	$17,213
Accounts receivable, net	134,691	455,383
Inventories	483,249	526,778
Advances to suppliers	16,826	-
Prepaid expenses	9,120	12,774
Other receivables, net	18,377	18,501
Due from related party	44,686	1,375,788
Total Current Assets	763,421	2,406,437

Property, plant and equipment, net	15,851,648	15,897,093
Intangible assets, net	2,408,996	2,404,684
Other assets and deposits	150,190	174,091

Total Assets	$19,174,255	$20,882,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$150,206	$-
Current portion of long term loan	1,451,267	1,152,124
Accounts payable and accrued payables	3,641,680	5,162,402
Accounts payable - related party	-	-
Advances from customers	8,628	8,611
Other payables	2,703,497	2,264,864
Due to related party	3,513,037	3,362,660
Total Current Liabilities	11,468,315	11,950,661

Long-term loans	5,442,252	6,120,656
Total Liabilities	$16,910,567	$18,071,317

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	28,000	28,000
Additional paid in capital	16,795,185	16,795,185
Accumulated deficit	(14,673,385)	(14,101,952)
Accumulated other comprehensive loss	119,246	92,466
Stockholders' Equity (Deficit) - Mullan Agritech, Inc. and Subsidiaries	2,269,046	2,813,699
Non-controlling interest	(5,358)	(2,711)
Total Stockholders' Equity (Deficit)	2,263,688	2,810,988
Total Liabilities and Stockholders' Equity	$19,174,255	$20,882,305

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31,
	2017	2016

Revenues	$83,491	$63,201
Cost of goods sold	68,738	60,923
Gross profit (loss)	14,753	2,278

Operating expenses:
General and administrative expenses	416,537	293,042
Selling expenses	54,941	29,884
Total operating expenses	471,478	322,926

Loss from operations	(456,725)	(320,648)

Other income (expense):
Interest expense	(130,802)	(14,142)
Other income (expense), net	12,934	85,814
Total other income (expense)	(117,868)	71,672

Loss before income taxes	(574,593)	(248,976)

Income taxes	-	-

Net loss	$(574,593)	$(248,976)

Net loss attributable to non-controlling interest	(3,161)	(4,591)
Net loss attributable to Mullan Agritech, Inc. common stockholders	(571,432)	(244,385)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	27,293	17,098

Total Comprehensive loss	$(547,300)	$(227,287)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	280,000,000	280,000,000
Diluted	280,000,000	280,000,000

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(574,593)	$(248,976)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	202,254	114,314
Bad debt expense	152,040	271,800
Permanent loss from inventory valuation	-	89,350
Changes in assets and liabilities:
Accounts receivable	324,318	43,864
Inventories	47,610	(166,842)
Advances to suppliers	(16,831)	(87,315)
Prepaid expenses	29,006	(135,478)
Other receivables	268	42,556
Accounts payable and accrued payables	(1,426,748)	(41,624)
Advances from customers	(50)	7,873
Other payables	421,323	250,559
Net cash used in operating activities	(841,403)	140,081

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	(19,834)	-
Purchase of plant and equipment	-	(29,230)
Proceeds from related party	1,342,176	-
Improvement of apple orchard	-	(18,668)
Investment in construction in progress	-	(123,270)
Net cash used in investing activities	1,322,342	(171,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term loans	725,881	-
Capital borrowed from (repaid to) related parties	124,563	119,702
Repayment of short-term loans	(1,011,153)	-
Net cash provided by financing activities	(160,709)	119,702

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(280,971)	(65,174)

NET INCREASE (DECREASE) IN CASH	39,259	23,441

CASH, BEGINNING OF PERIOD	17,213	13,217

CASH, END OF PERIOD	56,472	36,658

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 27, 2013, Muliang Industry entered into and consummated an equity purchase agreement whereby it acquired 99% of the outstanding equity of WeihaiFukang Bio-Fertilizer Co., Ltd. (“Fukang”), a corporation organized under the laws of the People’s Republic of China. Fukang was incorporated in Weihai City, Shandong Province on January 6, 2009. Fukang is focused on the distribution of organic fertilizers and the development of new bio-organic fertilizers. As a result of the completion of the transaction, Fukang became a 99% owned subsidiary of Muliang Industry, with the remaining 1% equity interest owned by Mr. Hui Song.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the three months ended March 31, 2017 and 2016, the Company reported net loss of $574,593 and $248,976, respectively. The Company had working capital deficit of approximately $10.70 million and $9.54 million as of March 31, 2017 and December 31, 2016. In addition, the Company had net cash outflow of $841,403 and net cash inflow of $140,081 from its operating activities during the three months ended March 31, 2017 and 2016. The Company incurred a loss from operation of $456,725 and interest expense of $130,802 for the three months ended March 31, 2017. These conditions raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its new fertilizer factories start to operate. In 2015, the Company obtained capital contribution of approximately $16 million from its shareholders which successfully improved the Company’s financial position as of March 31, 2017. Additionally, one of the new fertilizer factories was completed and put in operations in August 2015 and another factory was also completed in June 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).  The Company has reclassified certain line items on the statements of cash flows for the three months ended March 31, 2016 in order to improve comparison with current periods presented.  The results of these change did not impact the Company’s previously reported results of operations or financial position.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2016.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2017 and 2016.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to a third party. For the three months ended March 31, 2017 and 2016, rental income of $52,481 and $0 were recognized as other income.

Cost of Sales

Cost of goods sold consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for three months ended March 31, 2017 and 2016 was $27,293 gain and $17,098 loss, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2017 and December 31, 2016 were translated at 6.89054 RMB to $1 USD and 6.9437 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the three months ended March 31, 2017 and 2016 were 6.8882 RMB and 6.5405 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the carrying values of the Company’s financial instruments:

	March 31,	December 31,
	2017	2016

Cash	$56,472	$17,213
Accounts receivables, net	134,691	455,383
Other receivables	18,377	18,501
Short term loan	1,601,473	1,152,124
Long term loan	5,442,252	6,120,656
	$7,253,265	$7,763,876

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016

Accounts receivable	$438,711	$675,737
Less: allowance for doubtful accounts	(304,020)	(220,354)
Total, net	$134,691	$455,383

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $83,666 and $449 for the three months ended March 31, 2017 and 2016.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2017	December 31, 2016

Raw materials	$153,077	$155,685
Finished goods	330,172	371,093
Total, net	$483,249	$526,778

The Company did not recognized loss from inventory valuation for the three months ended March 31, 2017, and a recognized a loss of $89,350 on physical inventory for the three months ended March 31, 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	March 31, 2017	December 31, 2016

Employee’s portion of social benefits	$4,328	$6,886
Utilities receivables	6,786	1,312
Employee advances	7	3,102
Loan to unrelated party	7,256	7,201
	18,377	18,501
Less: Allowance for doubtful accounts	-	-
	$18,377	$18,501

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not take allowance for accounts as of March 31, 2017. While the Company took an allowance of $831 for the three months ended March 31, 2016.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2017 and December 31, 2016 consisted of:

	March 31, 2017	December 31, 2016

Building	$12,844,878	$12,746,521
Operating equipment	2,845,471	2,798,754
Vehicle	55,231	78,139
Office equipment	18,133	19,203
Apple orchard	948,279	921,729
	16,711,992	16,564,346
Less: accumulated depreciation	(860,344)	(667,253)
	$15,851,648	$15,897,093

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the three months ended March 31, 2017 and 2016, depreciation expense amounted to $188,005 and $91,897, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

For the three months ended March 31, 2017 and 2016, no amortization expense of the apple orchard was reported.

An organic fertilizer processing facility, located in Shanghai, was completed in June 2016, with the annual production capacity of 100,000 tons organic fertilizers. The facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2017	2016

Land use rights	$2,712,273	$2,691,505
Non-patented technology	14,513	14,401
	2,726,786	2,705,906
Less: accumulated amortization	(317,790)	(301,222)
	$2,408,996	$2,404,684

For the three months ended March 31, 2017 and 2016, amortization of intangible assets amounted to $16,568 and $16,555, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK LOAN

Short-term loan of $150,206 represents balance due to Shanghai Jinshan Limin micro loan Co., Ltd., with annual interest rate of 16%. This loan was borrowed on March 3, 2017 and due on April 7, 2017.

Current portion of long-term loans in amount of $1,451,267 represent balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + ( Hongkong InterBank Offered Rate ( “HIBOR” )).

Long-term loans represent amounts due to lenders that are due more than one year, which consisted of the following:

	March 31,	December 31,
	2017	2016
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR,	$4,353,802	$5,040,540
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,088,450	1,080,116

Total	$5,442,252	$6,120,656

The Company recognized interest expenses of $130,802 and $14,142 for the three months ended March 31, 2017 and 2016, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017, the Company have 280,000,000 common shares outstanding.

Paid-in Capital

For the year ended December 31, 2015, the owner of the Company has contributed capital of $1,621,337 as paid-in capital of the Company and converted debt of $14,303,150 into paid-in capital of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

*Account receivable and sales from related parties

The Company did not make sales to any related party for the three months ended March 31, 2017. Revenue was generated from sales to Yantai Zongbao Tele-Agriculture Service Co., Ltd, a related party of the Company, in the amount of $10,802 for the three months ended March 31, 2016.

*Due from Related Parties

	March 31, 2017	December 31, 2016	Relationship
Shanghai Aoke Chemicals Co., Ltd.	$-	$1,375,788	The Company’s CEO is one of Aoke’s shareholders
Mr. Lirong Wang	44,516	-	The CEO and Chairman of the Company
Mr. Guohua Lin	170	-	One of the Company’s shareholders
Total	$44,686	$1,375,788

The Company was owed $44,516 and $170 from Lirong Wang and Guohua Lin , two of the shareholders of the Company as of March 31, 2017, respectively, which are due on demand, non-interest bearing and without maturity date. For the three months ended March 31, 2017, Shanghai Aoke Chemicals Co., Ltd. repaid its outstanding balance of $1,375,788 to the Company.

The Company was owed $519 from Mr. Guohua Lin, one of the shareholders of the Company as of March 31, 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Account payable and purchase from related parties

The Company did not purchase material or service from related parties for the three months ended March 31, 2017 and 2016.

*Due to related party

Balance due to related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	March 31,	December 31,	Relationship
	2017	2016
Mr. Lirong Wang	2,818,058	2,583,713	The CEO and Chairman of the Company
Ms. Hui Song	538,934	534,807	Former management team members
Ms. Xueying Sheng	155,900	243,996	The CFO of the Company
Mr. Guohua Lin	145	144	One of the Company’s shareholders
Total	3,513,037	3,362,660

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2017 and 2016.

	For the three months ended
	March 31,
Customer	2017		2016
	Amount	%	Amount	%
A	30,133	14%	623,810	56%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2017 and 2016.

	For the three months ended
	March 31,
Suppliers	2017		2016
	Amount	%	Amount	%
A	1,683	46%	N/A	N/A
B	N/A	N/A	21,283	17%
C	N/A	N/A	20,570	17%
D	N/A	N/A	14,867	12%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

	March 31, 2017		December 31, 2016
China	$56,472	100%	$17,213	100%
Total cash and cash equivalents	$56,472	100%	$17,213	100%

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the three months ended March 31, 2017 and 2016, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, ZongbaoCangzhou, Muliang Sales, Fukang, Agritech Development, Ningling, Zhongliang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (CONTINUED)

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
US Statutory income tax rate	35%	35%
Lower rates in PRC, net	(10)%	(10)%
Valuation allowance	(25)%	(25)%
Total	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

March 31, 2017

PRC income tax at statutory rate	—
Less: valuation allowance	—
Net deferred tax asset	—

NOTE 13 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Fertilizer and forage grass	$83,491	$63,201	$68,738	$60,923
Apple orchard	-	-	-	-

Total	$83,491	$63,201	$68,738	$60,923

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

US Dollars are denoted herein by “USD”, “$” and “dollars”.

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

On February 10, 2016, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Muliang HK. Pursuant to the terms of the Exchange Agreement, the shareholders of Muliang HK transferred to MullanAgritech all of the Muliang HK Shares in exchange for the issuance of 150,525,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Muliang HK became a wholly-owned subsidiary of us and the shareholders of Muliang HK acquired approximately 100% of our issued common shares.

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined Muliang HK and its subsidiaries, including its VIE, Muliang Industry, as if the Share Exchange had been in effect retroactively for all periods presented. As previously noted the “Company” for financial statement purposes was the consolidation of Muliang HK, Shanghai Mufeng, Muliang Industry and Muliang Industry’s subsidiaries. Muliang Industry’s subsidiaries include its wholly-owned subsidiaries which are limited liability companies in People’s Republic of China (“PRC”), Shanghai Zongbao Environment Engineering Co., Ltd. (“Zongbao”) and Shanghai MuliangAgritech Development Co., Ltd. (“Agritech Development”); its 99% owned subsidiary, WeihaiFukang Bio-Fertilizer Co., Ltd. (“Fukang”), a PRC limited liability company, and Shanghai Muliang Agricultural Sales Co., Ltd. (Muliang Sales), a PRC limited liability company found in July 2015.

Subsequent to the Share Exchange the “Company” is referred to as the consolidation of Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Muliang sales, and MullanAgritech, with MullanAgritech as the legal acquirer in Share Exchange, and subsequent to the Share Exchange the parent company of the consolidated entity. For financial reporting purposes, Muliang HK was considered the acquirer in such transaction.

We are principally engaged in the meat and food processing and distribution business in the People’s Republic of China (“PRC”). Currently, we have one fertilizer processing plant located in Shanghai in the PRC. Our current maximum production capacity is 30,000 metric tons a year. We are currently building 2 new fertilizer plants in Weihai City, Shandong Province and in Shanghai in the PRC. One of the new plants located in Weihai City was in operations in August 2015 with annual production capacity of 100,000 metric tons. Another new plant located in Shanghai has been completed in June 2016 with annual production capacity of 100,000 metric tons. This facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million. While this facility has not put in operations since its completion. Part of the plant was rent to HuayuSandian Automobile Air Conditioner Co. Ltd as warehouse from June 1 2016 to May 31, 2017, with a total rent of $235,705. We have an organic fertilizer processing facility, located in Weihai City, Shandong Province, with the annual production capacity of 50,000 tons organic fertilizers. The facility was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million, and had been completed on August 2015.

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

On July 7, 2016, Muliang Industry established a subsidiary, namely, ZhonglianHuinong (Beijing) Technology Co., Ltd (Zhonglian) in Beijing City, China. Muliang Industry owns 65% shares of Zhonglian, and a third-party company, ZhongruiHuilian (Beijing) Technology Co., Ltd owns the other 35% shares. Zhonglian is to develop and operate an online agricultural product trading platform.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $14,673,385 and $14,101,952 as of March 31, 2017 and December 31, 2016. Our cash balances as of March 31, 2017 and December 31, 2016 were $56,472 and $17,213, respectively. We had short-term payable of $0.15 million at March 31, 2017, which is due within the next 12 months. In addition, we had a working capital deficit of $10,704,894 and $9,544,224 at March 31, 2017 and December 31, 2016 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

For the Three Months Ended March 31, 2017 and 2016

	For the Three Months Ended March 31,
	2017	2016	Fluctuation
	$	$	$	%
Revenues	83,491	63,201	20,290	32%

Cost of goods sold	68,738	60,923	7,815	13%
Gross profit	14,753	2,278	12,475	548%
Operating expenses:
General and administrative expenses	416,537	293,042	123,495	42%
Selling expenses	54,941	29,884	25,057	84%
Total operating expenses	471,478	322,926	148,552	46%
Loss from operations	(456,725)	(320,648)	(136,077)	42%
Other income (expense):
Interest expense	(130,802)	(14,142)	(116,660)	825%
Other income (expense), net	12,934	85,814	(31,616)	-85%
Total other income (expense)	(117,868)	71,672	(148,276)	-264%
Loss before income taxes	(574,593)	(248,976)	(325,618)	131%
Income taxes
Net income (loss)	(574,593)	(248,976)	(325,618)	131%

Revenue. Total revenue increased from $63,201 for the three months ended March 31, 2016 to $83,491 for the same period in 2017, which represented an increase of $20,290, or approximately 32%. Considering our old fertilizer plant located in Shanghai was not cost effective and our new Weihai plant was in operations since August 2015 which was designed with modern equipment and better production capacity, therefore, we put more marketing efforts in Shandong Province where our new Weihai plant locates to leverage our sale forces.

Cost of sales. Cost of sales increased from $60,923 for the three months ended March 31, 2016 to $68,738 for the three months ended March 31, 2017, which represented an increase of approximately $7,815, or 13%. The increase in cost of sales was in line with the increase in our revenue from fertilizer sales for the same period.

Gross Profit (loss). The gross profit increased from $2,278 for the three months ended March 31, 2016 to gross profit of $14,753 for the three months ended March 31, 2017. The gross profit margin decreased from 4% for the three months ended March 31, 2016 to 18% for the three months ended March 31, 2017. We reduced the prices temporarily for some products to re-position our products in the market which was the main reason for the higher gross margin for the three months ended March 31, 2017.

Expenses. We incurred $54,941 in selling expenses for the three months ended March 31, 2017, compared to $29,884 for the three months ended March 31, 2016. We incurred $416,537 in general and administrative expenses for the three months ended March 31, 2017, compared to $293,042 for the three months ended March 31, 2016. Selling, general and administrative expenses increased by $148,552, or 46% for the three months ended March 31, 2017 as compared to the same period in 2016. Our selling expenses increased by $25,057 and our general and administrative expenses increased by $123,495. The major increase in our selling expenses was from our shipping cost. The increase in our general and administrative expenses was mainly due to our additional inputs in hiring more professional personnel to operate our new Weihai plant.

Interest income (expense). We incurred $130,802 in interest expense during the three months ended March 31, 2017, compared with interest expense of $14,142 for the three months ended March 31, 2016.

Net Loss. Our net loss was $574,593 for the three months ended March 31, 2017, compared with net loss of $248,976 for the three months ended March 31, 2016, representing a significant increase of $325,617 in net loss. The increase in net loss were due to the increase in interest expense, increase in general and administrative expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2017 and December 31, 2016 our working capital deficit was $10,704,894 and $9,544,224, respectively, mainly reflecting decreases in our current assets, including $1,342,176 decrease in due from related party, $47,610 decrease in inventory.

We have financed our operations over the three months ended March 31, 2017 and 2016 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Three Months
	Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(841,403)	$140,081
Net cash used in investing activities	1,322,342	(171,168)
Net cash provided by financing activities	(160,709)	119,702
Exchange rate effect on cash	(280,971)	(65,174)
Net cash inflow (outflow)	$39,259	$23,441

Cash Used in Operating Activities

Net cash used in operating activities was $841,403 for the three months ended March 31, 2017. Cash used in operating activities for the three months ended March 31, 2017 consisted primarily of net loss of $574,593 which was adjusted by depreciation and amortization of $202,254, bad debt expense of $152,040. The Company had a decrease of $324,318 in account receivable, a decrease of $47,610 in our inventories, a decrease of $29,006 in prepaid expense, an increase of $421,323 in other payable which were offset by a decrease of $1,426,748 in accounts payable and accrued payables, and an increase of $16,831 in advances to suppliers.

Net cash provided by operating activities was $140,081 for the three months ended March 31, 2016. Cash provided by operating activities for the three months ended March 31, 2016 consisted primarily of net loss of $248,976 due to our higher operating expenses, and a noncash stock issuance of $64,738. Other than that, it also consisted depreciation and amortization of $114,314, collections of $43,864 from our credit sales, an increase of $250,559 from other payable, an increase of $7,873 in advanced from customers which were offset by increases of $166,842 in our inventories, $87,315 in advanced to suppliers, and an increase of $50,201 in other receivable.

Cash Provided by Investing Activities

Net cash provided by investing activities was $1,322,342 for the three months ended March 31, 2017. The activities primarily consisted of purchase of biological assets of $19,834, and the proceeds from our related party of $1,342,176 for the three months ended March 31, 2017.

Net cash used in investing activities was $171,168 for the three months ended March 31, 2016. The activities primarily consisted of our investments of $123,270 in 2 new fertilizer factory construction projects in Weihai and Shanghai City for the three months ended March 31, 2016. Our Weihai factory was completed in May 2015 and put in operations in August 2015. Our Shanghai factory was completed in June 2016.

Cash Used in Financing Activities

Net cash used in financing activities was $160,709 for the three months ended March 31, 2017. During the period, cash used in financing activities consisted of the capital borrowing of $124,563 from related parties, proceeds of $725,881 from long term borrowing, offset by repayment of $1,011,153 in short term loan.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of March 31, 2017
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$7,043,725	$1,601,473	$5,442,252	$—	$—
Others	—	—	—	—	—
	$7,043,725	$1,601,473	$5,442,252	$—	$—

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: May 15, 2017	MULLAN AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive and Accounting Officer)

