Form 10-Q
period 2017-06-30
MULLAN AGRITECH, INC.
filed 2017-08-14
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(86) 21-67355092

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2017, the registrant had 280,000,000 shares of its common stock outstanding.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of MullanAgritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31 2016

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$8,509	$17,213
Accounts receivable, net	98,836	455,383
Inventories	468,728	526,778
Prepaid expenses	14,945	12,774
Other receivables, net	58,491	18,501
Due from related party	2,575	1,375,788
Total Current Assets	652,084	2,406,437

Property, plant and equipment, net	15,989,039	15,897,093
Intangible assets, net	2,434,910	2,404,684
Other assets and deposits	129,486	174,091

Total Assets	$19,205,519	$20,882,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$890,527	$-
Current portion of long term loan	1,106,703	1,152,124
Accounts payable and accrued payables	3,700,962	5,162,402
Advances from customers	11,199	8,611
Other payables	2,979,345	2,264,864
Due to related party	3,415,313	3,362,660
Total Current Liabilities	12,104,049	11,950,661

Long-term loans	5,164,612	6,120,656
Total Liabilities	17,268,661	18,071,317

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares and 150,525,000 shares issued and outstanding as of June 30, 2017 and December 31,2016 respectively.	28,000	28,000
Additional paid in capital	16,795,185	16,795,185
Accumulated deficit	(15,035,011)	(14,101,952)
Accumulated other comprehensive loss	155,690	92,466
Stockholders’ Equity (Deficit) - Mullan Agritech Inc. and Subsidiaries	1,943,864	2,813,699
Noncontrolling interest	(7,006)	(2,711)
Total Stockholders’ Equity (Deficit)	1,936,858	2,810,988
Total Liabilities and Stockholders’ Equity	$19,205,519	$20,882,305

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$70,644	463,980	$154,135	527,181
	70,644	463,980	154,135	527,181
Cost of goods sold	54,527	326,764	123,265	387,687
Gross profit (loss)	16,117	137,216	30,870	139,494

Operating expenses:
General and administrative expenses	259,840	437,050	676,377	730,092
Selling expenses	15,600	82,442	70,541	112,326
Total operating expenses	275,440	519,492	746,918	842,418

Loss from operations	(259,323)	(382,276)	(716,048)	(702,924)

Other income (expense):
Interest expense	(122,254)	(13,573)	(253,056)	(27,715)
Loss from disposal of fixed assets	-	38,261	-	38,261
Other income (expense), net	44,303	1,604,103	57,237	1,689,917
Total other income (expense)	(77,951)	1,628,791	(195,819)	1,700,463

Loss before income taxes	(337,274)	1,246,515	(911,867)	997,539

Income taxes	25,885	27,227	25,885	27,227

Net income (loss)	(363,159)	1,219,288	(937,752)	970,312

Net income (loss) attributable to noncontrolling interest	(1,532)	11,093	(4,693)	6,502
Net income (loss) attributable to Mullan Agritech Inc. common stockholders	(361,627)	1,208,195	(933,059)	963,810

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	36,329	(95,517)	63,622	(78,419)

Total Comprehensive loss	(326,830)	1,123,771	$(874,130)	891,89

Earnings per common share
Basic and diluted	0.00	0.00	$0.00	0.00

Weighted average common shares outstanding
Basic	280,000,000	280,000,000	280,000,000	280,000,000
Diluted	280,000,000	280,000,000	280,000,000	280,000,000

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Six Months Ended
	June 30,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(937,752)		$970,312
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization		382,517		205,194
Loss on disposal of fixed asset				38,261
Bad debt expense		21,895		51,929
Permanent loss from inventory valuation		-		12,785
Changes in assets and liabilities:
Accounts receivable		340,649		59,864
Accounts receivable - related party		-		64,269
Inventories		70,009		(183,406)
Related parties receivable		-		(2,804,974)
Advances to suppliers		(2,551)		(28,567)
Prepaid expenses		42,297		(70,337)
Other receivables		(31,627)		251,388
Accounts payable and accrued payables		(1,431,382)		(336,716)
Accounts payable - related party		-		(149,302)
Advances from customers		2,342		5,516
Other payables		649,462		1,608,360
Net cash used in operating activities		(894,141)		(305,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets		(53,837)		-
Purchase of plant and equipment		(5,010)		(52,324)
Proceeds from related party		1,387,133		-
Disposal of (investment in) long term investment		-		7,651
Proceeds from sale of property and equipment		-		465
Long term investment		(727)		-
Improvement of apple orchard		-		(56,280)
Investment in construction in progress		-		(312,952)
Net cash used in investing activities		1,327,559		(413,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term loans		-		-
Capital borrowed from (repaid to) related parties		(29,406)		-
Proceeds from (Repayment to) related party		-		1,347,939
Repayment of long-term loans		-		(520,244)
Repayment of short-term loans		(285,846)
Net cash provided by financing activities		(314,525)		827,695

EFFECT OF EXCHANGE RATE CHANGES ON CASH		(127,597)		7,074

NET INCREASE (DECREASE) IN CASH		(8,704)		115,878

CASH, BEGINNING OF PERIOD		17,213		13,217

CASH, END OF PERIOD		8,509		129,095

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest		$286,519		$57,002
Cash paid for income tax	$		$

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

MullanAgritech, Inc. formerly known as M & A Holding Corporation. (“MullanAgritech”) was incorporated under the laws of the State of Nevada On November 5, 2014. MullanAgritech’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in agricultural industry are conducted through several indirectly owned subsidiaries in China.

On June 9, 2016, MullanAgritech filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, changing its name from “M&A Holding Corporation,” to “MullanAgritech, Inc.”

On July 11, 2016, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace the change of the corporate name from “M&A Holding Corporation,” to “MullanAgritech, Inc.”, and effective on such date. MullanAgritech trades under its new name, MullanAgritech, Inc.

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

On July 17, 2013, Muliang Industry entered into an equity purchase agreement to acquire 100% of the outstanding equity of Shanghai Zongbao Environmental Construction Co., Ltd. (“Zongbao”) with consideration of approximately $3.2 million or RMB 20 million, effectively becoming the wholly-owned subsidiary of Muliang Industry. Zongbao was incorporated in Shanghai on January 25, 2008. Zongbao processes and distributes organic fertilizers. Zongbao wholly owns, Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“ZongbaoCangzhou”).

On August 21, 2014, Muliang Agricultural Limited (“Muliang HK”) was incorporated in Hong Kong as an investment holding company.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On January 27, 2015, Muliang HK incorporated a wholly foreign-owned enterprise, Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), in the People’s Republic of China (“PRC”).

On July 8, 2015, MullanAgritech entered into certain stock purchase agreement with Muliang Agriculture, Inc., pursuant to which MullanAgritech, for a consideration of $5,000, acquired 100% interest in Muliang HK and its wholly-owned subsidiary Shanghai Mufeng. Both Muliang HK and Shanghai Mufeng are controlled by the Company’s sole officer and director, Lirong Wang.

On July 23, 2015, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

On September 3, 2015, MullanAgritech effected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding of which 120,000,000 were owned by Chenxi Shi the founder of MullanAgritech and its sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

On January 11, 2016, MullanAgritech issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of MullanAgritech on that date, transferred 120,000,000 shares of the common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by MullanAgritech whereby MullanAgritech would derive all substantial economic benefit generated by Muliang Industry and its subsidiaries.

As a result, MullanAgritech has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, MullanAgritech exercises control over Muliang Industry. Muliang Industry has two wholly-owned subsidiaries (Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary ZongbaoCangzhou.

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

Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, ZongbaoCangzhou, Muliang Sales, Fukang, Agritech Development, Ningling Fertilizer, MullanAgritech, Yunnan Muliang and Zhonglian are referred to as subsidiaries the Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Zongbao, ZongbaoCangzhou, Muliang Sales, Fukang, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the six months ended June 30, 2017 and 2016, the Company reported net loss of $937,752 and net income of $970,312, respectively. The Company had working capital deficit of approximately $11.45 million and $9.54 million as of June 30, 2017 and December 31, 2016. In addition, the Company had net cash outflow of $1,020,988 and $305,424 from its operating activities during the six months ended June 30, 2017 and 2016. The Company incurred a loss from operation of $716,048 and interest expense of $253,056 for the six months ended June 30, 2017. These conditions raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its new fertilizer factories start to operate. In 2015, the Company obtained capital contribution of approximately $16 million from its shareholders which successfully improved the Company’s financial position as of June 30, 2017. Additionally, one of the new fertilizer factories was completed and put in operations in August 2015 and another factory was also completed in June 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).  The Company has reclassified certain line items on the statements of cash flows for the six months ended June 30, 2016 in order to improve comparison with current periods presented.  The results of these change did not impact the Company’s previously reported results of operations or financial position.

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

Principles of Consolidation

MullanAgritech consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian and 55% controlled Yunnan Muliang. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, and 45% interest in Yunnan Muliang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2017 and 2016.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to a third party. For the six months ended June 30, 2017 and 2016, rental income of $124,241 and $0 were recognized as other income.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for six months ended June 30, 2017 and 2016 was $63,622 gain and $78,419 loss, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at June 30, 2017 and December 31, 2016 were translated at 6.7769 RMB to $1 USD and 6.9437 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the six months ended June 30, 2017 and 2016 were 6.8743 RMB and 6.5354 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	June 30,	December 31,
	2017	2016

Cash	$8,509	$17,213
Accounts receivables, net	98,836	455,383
Other receivables	58,491	18,501
Short term loan	890,527	0
Long term loan	6,271,315	7,272,780

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

Statutory Reserve

Pursuant to the laws applicable to the PRC, the Company must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company is able to use the current period net income after tax to offset against the accumulate loss.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2017	December 31, 2016

Accounts receivable	$368,452	$675,737
Less: allowance for doubtful accounts	(269,616)	(220,354)
Total, net	$98,836	$455,383

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $21,895 and $51,929 for the six months ended June 30, 2017 and 2016.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30, 2017	December 31, 2016

Raw materials	$161,256	$155,685
Finished goods	307,472	371,093
Total, net	$468,728	$526,778

The Company did not recognized loss from inventory valuation for the six months ended June 30, 2017, and a recognized a loss of $38,261 on physical inventory for the six months ended June 30, 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	June 30, 2017	December 31, 2016

Employee’s portion of social benefits	$4,401	$6,886
Utilities receivables	6,900	1,312
Employee advances	39,812	3,102
Loan to unrelated party	7,378	7,201
	58,491	18,501
Less: Allowance for doubtful accounts	-	-
	$58,491	$18,501

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not take allowance for accounts as of June 30, 2017 and 2016.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2017 and December 31, 2016 consisted of:

	June 30, 2017	December 31, 2016

Building	$13,033,567	$12,746,521
Operating equipment	2,892,730	2,798,754
Vehicle	56,157	78,139
Office equipment	20,719	19,203
Apple orchard	1,025,737	921,729
	17,028,910	16,564,346
Less: accumulated depreciation	(1,039,871)	(667,253)
	$15,989,039	$15,897,093

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the six months ended June 30, 2017 and 2016, depreciation expense amounted to $353,962 and $170,155, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

For the six months ended June 30, 2017 and 2016, no amortization expense of the apple orchard was reported.

An organic fertilizer processing facility, located in Shanghai, was completed in June 2016, with the annual production capacity of 100,000 tons organic fertilizers. The facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2017	2016

Land use rights	$2,757,755	$2,691,505
Non-patented technology	14,757	14,401
	2,772,512	2,705,906
Less: accumulated amortization	(337,602)	(301,222)
	$2,434,910	$2,404,684

For the six months ended June 30, 2017 and 2016, amortization of intangible assets amounted to $28,269 and $30,800, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK LOAN

Short-term loan of $890,527 represents balance due to Shanghai Jinshan Limin micro loan Co., Ltd., with annual interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018.

Current portion of long-term loans in amount of $1,106,703 represent balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + ( HongkongInterBank Offered Rate ( “HIBOR” )).

Long-term loans represent amounts due to lenders that are due more than one year, which consisted of the following:

	June 30,	December 31,
	2017	2016
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR,	$6,271,315	$6,192,664
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	-	1,080,116

Total	$6,271,315	$7,272,780

The Company recognized interest expenses of $253,056 and $27,715 for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the Company have 280,000,000 common shares outstanding.

Paid-in Capital

For the year ended December 31, 2015, the owner of the Company has contributed capital of $1,621,337 as paid-in capital of the Company and converted debt of $14,303,150 into paid-in capital of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

*Account receivable and sales from related parties

The Company did not make sales to any related party for the six months ended June 30, 2017 and 2016. And the Company has no account receivable balance as of June 30, 2017 and December 31, 2016.

*Due from Related Parties

	June 30, 2017	December 31, 2016	Relationship
Shanghai Aoke Chemicals Co., Ltd.	$-	$1,375,788	The Company’s CEO is one of Aoke’s shareholders
Mr. Lirong Wang	2,184	-	The CEO and Chairman of the Company
Mr. Guohua Lin	391	-	One of the Company’s shareholders
Total	$2,575	$1,375,788

The balance due from related parties are due on demand, non-interest bearing and without maturity date.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Account payable and purchase from related parties

The Company did not purchase material or service from related parties for the six months ended June 30, 2017 and 2016.

*Due to related party

Balance due to related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	June 30,	December 31,
	2017	2016	Relationship
Mr. Lirong Wang	2,646,414	2,583,713	The CEO and Chairman of the Company
Ms. Hui Song	547,971	534,807	Former management team members
Ms. Xueying Sheng	197,322	243,996	The CFO of the Company
Mr. Guohua Lin	15,275	144	One of the Company’s shareholders
Jilin Jiliang biotechnology Co Ltd	8,331	-	Controlled by Company’s manager
Total	3,415,313	3,362,660

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2017 and 2016.

	For the six months ended
	June 30,
Customer	2017		2016
	Amount	%	Amount	%
A	33,568	12%	57,533	10%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2017 and 2016.

	For the six months ended
	June 30,
Suppliers	2017		2016
	Amount	%	Amount	%
A	N/A	N/A	58,369	11%
B	12,382	13%	21,283	17%
C	16,967	18%	20,570	17%
D	10,100	11%	14,867	12%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

	June 30, 2017		December 31, 2016
China	$8,509	100%	$17,213	100%
Total cash and cash equivalents	$8,509	100%	$17,213	100%

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

United States

MullanAgritech is established in the State of Nevada in United States and is subject to Nevada State and US Federal tax laws. MullanAgritech has approximately $102,000 of unused net operating losses (“NOLs”) available for carry forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the six months ended June 30, 2017 and 2016, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, ZongbaoCangzhou, Muliang Sales, Fukang, Agritech Development, Ningling, Zhongliang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (CONTINUED)

The reconciliation of effective income tax rate as follows:

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
US Statutory income tax rate	35%	35%
Lower rates in PRC, net	(10)%	(10)%
Valuation allowance	(25)%	(25)%
Total	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

June 30, 2017

PRC income tax at statutory rate	—
Less: valuation allowance	—
Net deferred tax asset	—

NOTE 13 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Fertilizer and forage grass	$154,135	$527,181	$123,265	$387,687
Apple orchard	-	-	-	-

Total	$154,135	$527,181	$123,265	$387,687

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

Overview

During the period from our formation in November 2014 to October 2015, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities.

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

We are principally engaged in the agricultural sector in the People’s Republic of China (“PRC”). Currently, we have one fertilizer processing plant located in Shanghai in the PRC. Our current maximum production capacity is 30,000 metric tons a year. We are currently building 2 new fertilizer plants in Weihai City, Shandong Province and in Shanghai in the PRC. One of the new plants located in Weihai City was in operations in August 2015 with annual production capacity of 100,000 metric tons. Another new plant located in Shanghai has been completed in June 2016 with annual production capacity of 100,000 metric tons. This facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million. While this facility has not put in operations since its completion. Part of the plant was rent to HuayuSandian Automobile Air Conditioner Co. Ltd as warehouse from June 1 2016 to June 30, 2017, with a total rent of $235,705. We have an organic fertilizer processing facility, located in Weihai City, Shandong Province, with the annual production capacity of 50,000 tons organic fertilizers. The facility was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million, and had been completed on August 2015.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $15,035,011 and $14,101,952 as of June 30, 2017 and December 31, 2016. Our cash balances as of June 30, 2017 and December 31, 2016 were $8,509 and $17,213, respectively. We had short-term payable of $12.10 million at June 30, 2017, which is due within the next 12 months. In addition, we had a working capital deficit of $11,451,965 and $9,544,224 at June 30, 2017 and December 31, 2016 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of MullanAgritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, ZongbaoCangzhou, Ningling Fertilizer, Muliang Sales, Zhonglian ,and Yunnan Muliang. All intercompany transactions and account balances are eliminated in consolidation.

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

For the Three Months Ended June 30, 2017 and 2016

	For the Three Months
	Ended June 30,
	2017	2016	Fluctuation
	$	$	$	%
Revenues	70,644	463,980	(393,336)	-85%

Cost of goods sold	54,527	326,764	(272,237)	-83%
Gross profit	16,117	137,216	(121,099)
Gross margin	23%	30%
Operating expenses:
General and administrative expenses	259,840	437,050	(177,210)	-41%
Selling expenses	15,600	82,442	(66,842)	-81%
Total operating expenses	275,440	519,492	(244,052)	-47%
Loss from operations	(259,323)	(382,276)	122,953	-32%
Other income (expense):
Interest expense	(122,254)	(13,573)	(108,681)	801%
Loss from disposal of fixed assets	-	38,261	(38,261)
Other income (expense), net	44,303	1,604,103	(1,559,800)	-97%
Total other income (expense)	(77,951)	1,628,791	(1,706,742)	-105%
Loss before income taxes	(337,274)	1,246,515	(1,583,789)	-127%
Income taxes	25,885	27,227	(1,342)	-5%
Net income (loss)	(363,159)	1,219,288	(1,582,447)	-130%

Revenue. Total revenue decreased from $463,980 for the three months ended June 30, 2016 to $70,644 for the same period in 2017, which represented a decrease of $393,336, or approximately 85%. The decrease in revenue is mainly due to the decrease in market demand for our products.

Cost of sales. Cost of sales decreased from $326,764 for the three months ended June 30, 2016 to $54,527 for the three months ended June 30, 2017, which represented a decrease of approximately $272,237, or 83%. The decrease in cost of sales was in line with the decrease in our revenue from fertilizer sales for the same period.

Gross Profit (loss). The gross profit sharply decreased from $137,216 for the three months ended June 30, 2016 to gross profit of $16,117 for the three months ended June 30, 2017. The gross profit margin decreased from 30% for the three months ended June 30, 2016 to 23% for the three months ended June 30, 2017. We reduced the prices temporarily for some products to re-position our products in the market which was the main reason for the higher gross margin for the three months ended June 30, 2017.

Expenses. We incurred $15,600 in selling expenses for the three months ended June 30, 2017, compared to $82,442 for the three months ended June 30, 2016. We incurred $259,840 in general and administrative expenses for the three months ended June 30, 2017, compared to $437,505 for the three months ended June 30, 2016. Selling, general and administrative expenses decreased by $244,052, or 47% for the three months ended June 30, 2017 as compared to the same period in 2016. Our selling expenses decreased by $66,842 and our general and administrative expenses decreased by $177,210. The major decrease in our selling expenses was from our shipping cost. The major decrease in our general and administrative expenses was from the lesser payroll expense.

Interest income (expense). We incurred $122,254 in interest expense during the three months ended June 30, 2017, compared with interest expense of $13,573 for the three months ended June 30, 2016.

Net Loss. Our net loss was $363,159 for the three months ended June 30, 2017, compared with net income of $1,219,288 for the three months ended June 30, 2016, representing a significant decrease of $1,582,447 in net loss. The significant turning point from net income to net loss were due to sharply decrease in sales, and the increase in interest expense.

For the Six Months Ended June 30, 2017 and 2016

	For the Six Months
	Ended June 30,
	2017	2016	Fluctuation
	$	$	$	%
Revenues	154,135	527,181	(373,046)	-71%

Cost of goods sold	123,265	387,687	(264,422)	-68%
Gross profit	30,870	139,494	(108,624)
Gross margin	20%	26%
Operating expenses:
General and administrative expenses	676,377	730,092	(53,715)	-7%
Selling expenses	70,541	112,326	(41,785)	-37%
Total operating expenses	746,918	842,418	(95,500)	-11%
Loss from operations	(716,048)	(702,924)	(13,124)	2%
Other income (expense):
Interest expense	(253,056)	(27,715)	(225,341)	813%
Loss from disposal of fixed assets	-	38,261	(38,261)
Other income (expense), net	57,237	1,689,917	(1,632,680)	-97%
Total other income (expense)	(195,819)	1,700,463	(1,896,282)	-112%
Loss before income taxes	(911,867)	997,539	(1,909,406)	-191%
Income taxes	25,885	27,227	(1,342)	-5%
Net income (loss)	(937,752)	970,312	(1,908,064)	-197%

Revenue. Total revenue decreased from $527,181 for the six months ended June 30, 2016 to $154,135 for the same period in 2017, which represented a decrease of $373,046, or approximately 71%. The decrease in revenue is mainly due to the decrease in market demand for our products.

Cost of sales. Cost of sales decreased from $387,687 for the six months ended June 30, 2016 to $123,265 for the six months ended June 30, 2017, which represented a decrease of approximately $264,422, or 68%. The decrease in cost of sales was in line with the decrease in our revenue from fertilizer sales for the same period.

Gross Profit (loss). The gross profit sharply decreased from $139,494 for the six months ended June 30, 2016 to gross profit of $30,870 for the six months ended June 30, 2017. The gross profit margin decreased from 26% for the six months ended June 30, 2016 to 20% for the six months ended June 30, 2017. We reduced the prices temporarily for some products to re-position our products in the market which was the main reason for the higher gross margin for the six months ended June 30, 2017.

Expenses. We incurred $70,541 in selling expenses for the six months ended June 30, 2017, compared to $112,326 for the six months ended June 30, 2016. We incurred $676,377 in general and administrative expenses for the six months ended June 30, 2017, compared to $730,092 for the six months ended June 30, 2016. Selling, general and administrative expenses decreased by $95,500, or 11% for the six months ended June 30, 2017 as compared to the same period in 2016. Our selling expenses decreased by $41,785 and our general and administrative expenses decreased by $53,715. The major decrease in our selling expenses was from our shipping cost. The major decrease in our general and administrative expenses was from the lesser payroll expense.

Interest income (expense). We incurred $253,056 in interest expense during the six months ended June 30, 2017, compared with interest expense of $27,715 for the six months ended June 30, 2016.

Net Loss. Our net loss was $937,752 for the six months ended June 30, 2017, compared with net income of $970,312 for the six months ended June 30, 2016, representing a significant decrease of $1,908,064 in net loss. The significant turning point from net income to net loss were due to sharply decrease in sales, and the increase in interest expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2017 and December 31, 2016 our working capital deficit was $11,451,965 and $9,544,224, respectively, mainly reflecting decreases in our current assets, including $1,373,213 decrease in due from related party, $356,547 decrease in accounts receivable.

We have financed our operations over the six months ended June 30, 2017 and 2016 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Six Months
	Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(894,141)	$(305,424)
Net cash used in investing activities	1,327,559	(413,440)
Net cash provided by financing activities	(314,525)	827,695
Exchange rate effect on cash	(127,597)	(7,074)
Net cash inflow (outflow)	$(8,704)	$115,878

Cash Used in Operating Activities

Net cash used in operating activities was $894,141 for the six months ended June 30, 2017. Cash used in operating activities for the six months ended June 30, 2017 consisted primarily of net loss of $937,752 which was adjusted by depreciation and amortization of $382,517, bad debt expense of $21,895. The Company had a decrease of $340,649 in account receivable, a decrease of $70,009 in our inventories, a decrease of $42,297 in prepaid expense, an increase of $649,462 in other payable which were offset by a decrease of $1,431,382 in accounts payable and accrued payables, and an increase of $2,551 in advances to suppliers.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $1,327,559 for the six months ended June 30, 2017. The activities primarily consisted of purchase of biological assets of $53,837 and plant and equipment of $5,010, offset by the proceeds from our related party of $1,387,133 for the six months ended June 30, 2017.

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

Cash Used in Financing Activities

Net cash used in financing activities was $314,525 for the six months ended June 30, 2017. During the period, cash used in financing activities consisted of the capital borrowing of $29,406 paid to related parties, repayment of $285,846 for short term borrowing.

Net cash provided by financing activities was $827,695 for the six months ended June 30, 2016. During the period, cash provided by financing activities consisted of the repayment of $520,244 for long term loans offset by an increase of $1,347,939 in proceed from related party.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2017
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$7,161,842	$1,997,230	$5,164,612	$—	$—
Others	—	—	—	—	—
	$7,161,842	$1,997,230	$5,164,612	$—	$—

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2017, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: August 14, 2017	MULLAN AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive and Accounting Officer)