Form 10-Q
period 2017-09-30
MULLAN AGRITECH, INC.
filed 2017-11-20
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 20, 2017, the registrant had 280,000,000 shares of its common stock outstanding.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Mullan Agritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

1

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31 2016

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$29,121	$17,213
Restricted cash	-	-
Accounts receivable, net	111,418	455,383
Inventories	486,529	526,778
Prepaid expenses	15,933	12,774
Other receivables, net	21,924	18,501
Due from related party	650	1,375,788
Total Current Assets	665,575	2,406,437

Property, plant and equipment, net	16,183,956	15,897,093
Intangible assets, net	2,333,829	2,404,684
Other assets and deposits	55,688	174,091

Total Assets	$19,239,048	$20,882,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term loans	$155,534	$-
Current portion of long term loan	3,080,622	1,152,124
Accounts payable and accrued payables	3,806,500	5,162,402
Advances from customers	9,140	8,611
Other payables	3,245,778	2,264,864
Due to related party	4,231,936	3,362,660
Total Current Liabilities	14,529,510	11,950,661

Long-term loans	3,306,034	6,120,656
Total Liabilities	17,835,544	18,071,317

Stockholders' Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares and 150,525,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016 respectively.	28,000	28,000
Additional paid in capital	16,795,185	16,795,185
Accumulated deficit	(15,598,851)	(14,101,952)
Accumulated other comprehensive gain	188,086	92,466
Stockholders' Equity (Deficit) - Mullan Agritech Inc. and Subsidiaries	1,412,420	2,813,699
Noncontrolling interest	(8,916)	(2,711)
Total Stockholders' Equity (Deficit)	1,403,504	2,810,988
Total Liabilities and Stockholders' Equity	$19,239,048	$20,882,305

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$112,799	$527,715	$266,934	$1,054,896
Cost of goods sold	54,007	338,126	177,272	725,813
Gross profit (loss)	58,792	189,589	89,662	329,083

Operating expenses:
General and administrative expenses	511,305	298,341	1,187,682	1,028,433
Selling expenses	12,724	75,481	83,265	187,807
Total operating expenses	524,029	373,822	1,270,947	1,216,240

Loss from operations	(465,237)	(184,233)	(1,181,285)	(887,157)

Other income (expense):
Interest expense	(134,236)	(139,350)	(387,292)	(167,065)
Subsidy income		83,549	-	1,460,664
Loss from disposal of fixed assets	-	(5,234)	-	(43,495)
Gain on recovery of receivables written-off		218,616	-	218,616
Gain on sale of equipment		32,875	-	32,875
Other income (expense), net	33,686	(589,443)	90,923	(200,119)
Total other income (expense)	(100,550)	(398,987)	(296,369)	1,301,476

Loss before income taxes	(565,787)	(583,220)	(1,477,654)	414,319

Income taxes	260	-	26,145	27,046

Net income (loss)	(566,047)	(583,220)	(1,503,799)	387,273

Net income (loss) attributable to noncontrolling interest	(2,207)	(1,251)	(6,900)	5,251
Net income (loss) attributable to Mullan Agritech Inc. common stockholders	(563,840)	(581,969)	(1,496,899)	382,022

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	32,692	135,836	96,314	57,236

Total Comprehensive loss	$(533,355)	$(447,384)	$(1,407,485)	$444,509

Earnings per common share
Basic and diluted	$-0.00	$-0.00	$-0.01	$0.00

Weighted average common shares outstanding
Basic	280,000,000	280,000,000	280,000,000	280,000,000
Diluted	280,000,000	280,000,000	280,000,000	280,000,000

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,503,799)	$387,273
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	575,139	363,501
Loss on disposal of fixed asset		43,495
Bad debt expense	22,115	51,583
Write-down or loss on inventory	-	12,700
Changes in assets and liabilities:
Restricted cash	1,055
Accounts receivable	333,558	145,122
Accounts receivable - related party	-	63,841
Inventories	61,739	(59,282)
Related parties receivable
Advances to suppliers	(5,539)	(52,377)
Advances to suppliers - related party	-
Prepaid expenses	126,898	(143,868)
Other receivables	(2,560)	161,999
Accounts payable and accrued payables	(1,409,172)	4,193,965
Accounts payable - related party	-	(148,308)
Advances from customers	151	1,804
Other payables	862,991	283,343
Net cash used in operating activities	(937,424)	5,304,791

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	(137,820)
Purchase of plant and equipment	-	(1,476,167)
Proceeds from related party	1,403,043
Advance to related party		(1,527,199)
Disposal of (investment in) long term investment		7,600
Proceeds from sale of property and equipment		461
Long term investment	(735)
Improvement of apple orchard	-	(196,653)
Investment in construction in progress	-	(3,128,334)
Net cash used in investing activities	1,264,488	(6,320,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shore-term loans	-	1,215,953
Capital borrowed from (repaid to) related parties	708,303	1,064,621
Proceeds from (Repayment to) related party
Repayment of long-term loans		(1,200,754)
Repayment of short-term loans	(1,023,402)
Net cash provided by financing activities	(315,099)	1,079,820

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(57)	(1,225)

NET INCREASE (DECREASE) IN CASH	11,908	63,094

CASH, BEGINNING OF PERIOD	17,213	13,217

CASH, END OF PERIOD	$29,121	$76,311
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$446,495	$162,687
Cash paid for income tax	$-	$27,046

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the nine months ended September 30, 2017 and 2016, the Company reported net loss of $1,503,799 and net income of $387,273, respectively. The Company had working capital deficit of approximately $13.86 million and $9.54 million as of September 30, 2017 and December 31, 2016. In addition, the Company had net cash outflow of $937,423 and net cash inflow of $5,304,791 from its operating activities during the nine months ended September 30, 2017 and 2016. The Company incurred a loss from operation of $1,181,285 and interest expense of $387,292 for the nine months ended September 30, 2017. These conditions raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its new fertilizer factories start to operate. In 2015, the Company obtained capital contribution of approximately $16 million from its shareholders which successfully improved the Company’s financial position as of September 30, 2017. Additionally, one of the new fertilizer factories was completed and put in operations in August 2015 and another factory was also completed in June 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).  The Company has reclassified certain line items on the statements of cash flows for the nine months ended September 30, 2016 in order to improve comparison with current periods presented.  The results of these change did not impact the Company’s previously reported results of operations or financial position.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2017 and 2016.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to a third party. For the nine months ended September 30, 2017 and 2016, rental income of $124,241 and $0 were recognized as other income.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for nine months ended September 30, 2017 and 2016 was gain of $96,314 and $57,236, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2017 and December 31, 2016 were translated at 6.6545 RMB to $1 USD and 6.9437 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the nine months ended September 30, 2017 and 2016 were 6.8057 RMB and 6.5354 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at September 30, 2017 and December 31, 2016 and for the nine months ended September 30, 2017 and 2016.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	September 30,	December 31,
	2017	2016

Cash	$29,121	$17,213
Accounts receivables, net	111,418	455,383
Other receivables	21,924	18,501
Short term loan	155,534	-
Long term loan	3,306,034	7,272,780

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016

Accounts receivable	$407,995	$675,737
Less: allowance for doubtful accounts	(296,577)	(220,354)
Total, net	$111,418	$455,383

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $22,115 and $51,583 for the nine months ended September 30, 2017 and 2016.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30, 2017	December 31, 2016

Raw materials	$210,467	$155,685
Finished goods	276,062	371,093
Total, net	$486,529	$526,778

The Company did not recognized loss from inventory valuation for the nine months ended September 30, 2017, and a recognized a loss of $12,700 on physical inventory for the nine months ended September 30, 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	September 30, 2017	December 31, 2016

Employee’s portion of social benefits	$4,401	$6,886
Utilities receivables	6,900	1,312
Employee advances	3,245	3,102
Loan to unrelated party	7,378	7,201
	21,924	18,501
Less: Allowance for doubtful accounts	-	-
	$21,924	$18,501

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not take allowance for accounts as of September 30, 2017 and 2016.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2017 and December 31, 2016 consisted of:

	September 30, 2017	December 31, 2016

Building	$13,356,370	$12,746,521
Operating equipment	2,945,932	2,798,754
Vehicle	57,190	78,139
Office equipment	21,081	19,203
Apple orchard	1,044 ,602	921,729
	17,425,175	16,564,346
Less: accumulated depreciation	(1,241,219)	(667,253)
	$16,183,956	$15,897,093

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the nine months ended September 30, 2017 and 2016, depreciation expense amounted to $532,856 and $314,437, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

For the nine months ended September 30, 2017 and 2016, no amortization expense of the apple orchard was reported.

An organic fertilizer processing facility, located in Shanghai, was completed in June 2016, with the annual production capacity of 100,000 tons organic fertilizers. The facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2017	2016

Land use rights	$2,808,475	$2,691,505
Non-patented technology	15,028	14,401
	2,823,503	2,705,906
Less: accumulated amortization	(489,674)	(301,222)
	$2,333,829	$2,404,684

For the nine months ended September 30, 2017 and 2016, amortization of intangible assets amounted to $42,283 and $37,147, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK LOAN

Short-term loan of $155,534 represents balance due to Shanghai Jinshan Limin Micro Loan Co., Ltd., with annual interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018.

Current portion of long-term loans amounted to $3,080,622 representing balance due to Agricultural Bank of China amounting to $1,953,566, with an annual interest rate of 5.70% + ( HongkongInterBank Offered Rate ( “HIBOR” )) and to Rushan City Rural Credit Union amounting to $1,127,056, with an annual interest 8.3125%, due by July 25, 2019.

Long-term loans represent amounts due to lenders that are due more than one year, which consisted of the following:

	September 30,	December 31,
	2017	2016
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by August 25, 2019.	$1,953,566	$6,192,664
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,127,056	1,080,116

Total	$3,080,622	$7,272,780

As of September 30, 2017, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$3,236,156
Year 2	3,306,034
Total	$6,542,190

 The Company recognized interest expenses of $387,292 and $167,065 for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company has 280,000,000 common shares outstanding.

Paid-in Capital

For the year ended December 31, 2015, the owner of the Company has contributed capital of $1,621,337 as paid-in capital of the Company and converted debt of $14,303,150 into paid-in capital of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

*Account receivable and sales from related parties

The Company did not make sales to any related party for the nine months ended September 30, 2017 and 2016. And the Company has no account receivable balance as of September 30, 2017 and December 31, 2016.

*Due from Related Parties

	September 30, 2017	December 31, 2016	Relationship
Shanghai Aoke Chemicals Co., Ltd.	$-	$1,375,788	The Company’s CEO is one of Aoke’s shareholders
Mr. Lirong Wang	-	-	The CEO and Chairman of the Company
Mr. Guohua Lin	650	-	One of the Company’s shareholders
Total	$650	$1,375,788

The balance due from related parties are due on demand, non-interest bearing and without maturity date.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Account payable and purchase from related parties

The Company did not purchase material or service from related parties for the nine months ended September 30, 2017 and 2016.

*Due to related party

Balance due to related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	September 30,	December 31,
	2017	2016	Relationship
Mr. Lirong Wang	$3,464,926	$2,583,713	The CEO and Chairman of the Company
Ms. Hui Song	556,015	534,807	Former management team members
Ms. Xueying Sheng	169,153	243,996	The CFO of the Company
Mr. Guohua Lin	33,511	144	One of the Company’s shareholders
Jilin Jiliang biotechnology Co Ltd	8,331	-	Controlled by Company’s manager
Total	$4,231,936	$3,362,660

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2017 and 2016.

	For the nine months ended
	September 30,
Customer	2017		2016
	Amount	%	Amount	%
A	33,907	13%	1,241,034	51%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2017 and 2016.

	For the nine months ended
	September 30,
Suppliers	2017		2016
	Amount	%	Amount	%
A	N/A	N/A	1,307,150	38%
B	108,417	53%	21,283	17%
C	51,715	25%	20,570	17%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30, 2017 and December 31, 2016, the Company’s cash balances by geographic area were as follows:

	September 30, 2017		December 31, 2016
China	$29,121	100%	$17,213	100%
Total cash and cash equivalents	$29,121	100%	$17,213	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the nine months ended September 30, 2017 and 2016, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

September 30, 2017

PRC income tax at statutory rate	—
Less: valuation allowance	—
Net deferred tax asset	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements”, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

We are principally engaged in the agricultural sector in the People’s Republic of China (“PRC”). Currently, we have one fertilizer processing plant located in Shanghai in the PRC. Our current maximum production capacity is 30,000 metric tons a year. We are currently building 2 new fertilizer plants in Weihai City, Shandong Province and in Shanghai in the PRC. One of the new plants located in Weihai City was in operations in August 2015 with annual production capacity of 100,000 metric tons. Another new plant located in Shanghai has been completed in June 2016 with annual production capacity of 100,000 metric tons. This facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million. While this facility has not put in operations since its completion. Part of the plant was rent to HuayuSandian Automobile Air Conditioner Co. Ltd. as warehouse from June 1, 2016 to June 30, 2017, with a total rent of $235,705. We have an organic fertilizer processing facility, located in Weihai City, Shandong Province, with the annual production capacity of 50,000 tons organic fertilizers. The facility was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million, and had been completed on August 2015.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $15,598,851 and $14,101,952 as of September 30, 2017 and December 31, 2016. Our cash balances as of September 30, 2017 and December 31, 2016 were $29,121 and $17,213, respectively. We had short-term payable of $14.5 million at September 30, 2017, which is due within the next 12 months. In addition, we had a working capital deficit of $13,863,935 and $9,544,224 at September 30, 2017 and December 31, 2016 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the Three Months Ended September 30, 2017 and 2016

	For the Three Months Ended September 30,
	2017	2016	Fluctuation
	$	$	$	%
Revenues	112,799	527,715	(414,916)	-79%

Cost of goods sold	54,007	338,126	(284,119)	-84%
Gross profit	58,792	189,589	(130,797)
Gross margin	52%	36%
Operating expenses:
General and administrative expenses	511,305	298,341	212,964	71%
Selling expenses	12,724	75,481	(62,757)	-83%
Total operating expenses	524,029	373,822	150,207	40%
Loss from operations	(465,237)	(184,233)	(281,004)	153%
Other income (expense):
Interest expense	(134,236)	(139,350)	5,114	-4%
Gain on recovery of receivables written-off		218,616	(218,616)
Other income (expense), net	33,686	(478,253)	511,939	-107%
Total other income (expense)	(100,550)	(398,987)	298,437	-75%
Loss before income taxes	(565,787)	(583,220)	17,433	-3%
Income taxes	260	-	260
Net income (loss)	(566,047)	(583,220)	17,173	-3%

Revenue. Total revenue decreased from $527,715 for the three months ended September 30, 2016 to $112,799 for the same period in 2017, which represented a decrease of $414,916, or approximately 79%. The decrease in revenue is mainly due to the decrease in market demand for our products.

Cost of sales. Cost of sales decreased from $338,126 for the three months ended September 30, 2016 to $54,007 for the three months ended September 30, 2017, which represented a decrease of approximately $284,119, or 84%. The decrease in cost of sales was in line with the decrease in our revenue from fertilizer sales for the same period.

Gross Profit (loss). The gross profit sharply decreased from $189,589 for the three months ended September 30, 2016 to gross profit of $58,792 for the three months ended September 30, 2017. The gross profit margin increased from 36% for the three months ended September 30, 2016 to 52% for the three months ended September 30, 2017. We reduced the prices temporarily for some products to re-position our products in the market which was the main reason for the higher gross margin for the three months ended September 30, 2017.

Expenses. We incurred $12,724 in selling expenses for the three months ended September 30, 2017, compared to $75,481 for the three months ended September 30, 2016. We incurred $511,305 in general and administrative expenses for the three months ended September 30, 2017, compared to $298,341 for the three months ended September 30, 2016. Selling, general and administrative expenses increased by $150,207, or 40% for the three months ended September 30, 2017 as compared to the same period in 2016. Our selling expenses decreased by $62,757 and our general and administrative expenses increased by $212,964. The major decrease in our selling expenses was from our shipping cost. The major increase in our general and administrative expenses was from the more payroll expense.

Interest income (expense). We incurred $134,236 in interest expense during the three months ended September 30, 2017, compared with interest expense of $139,350 for the three months ended September 30, 2016.

Net Loss. Our net loss was $566,047 for the three months ended September 30, 2017, compared with net loss of $583,220 for the three months ended September 30, 2016, representing an decrease of $17,173 in net loss.

For the Nine Months Ended September 30, 2017 and 2016

	For the Nine Months Ended September 30,
	2017	2016	Fluctuation
	$	$	$	%
Revenues	266,934	1,054,896	(787,962)	-75%

Cost of goods sold	177,272	725,813	(548,541)	-76%
Gross profit	89,662	329,083	(239,421)
Gross margin	34%	31%
Operating expenses:
General and administrative expenses	1,187,682	1,028,433	159,249	15%
Selling expenses	83,265	187,807	(104,542)	-56%
Total operating expenses	1,270,947	1,216,240	54,707	4%
Loss from operations	(1,181,285)	(887,157)	(294,128)	33%
Other income (expense):
Interest expense	(387,292)	(167,065)	(220,227)	132%
Loss from disposal of fixed assets		218,616	(218,616)
Other income (expense), net	90,923	1,249,925	(1,159,002)	-93%
Total other income (expense)	(296,369)	1,301,476	(1,597,845)	-123%
Loss before income taxes	(1,477,654)	414,319	(1,891,973)	-457%
Income taxes	26,145	27,046	(901)	-3%
Net income (loss)	(1,503,799)	387,273	(1,891,072)	-488%

Revenue. Total revenue decreased from $1,054,896 for the nine months ended September 30, 2016 to $266,934 for the same period in 2017, which represented a decrease of $787,962, or approximately 75%. The decrease in revenue is mainly due to the decrease in market demand for our products.

Cost of sales. Cost of sales decreased from $725,813 for the nine months ended September 30, 2016 to $177,272 for the nine months ended September 30, 2017, which represented a decrease of approximately $548,541, or 76%. The decrease in cost of sales was in line with the decrease in our revenue from fertilizer sales for the same period.

Gross Profit (loss). The gross profit sharply decreased from $329,083 for the nine months ended September 30, 2016 to gross profit of $89,662 for the nine months ended September 30, 2017. The gross profit margin increased from 31% for the nine months ended September 30, 2016 to 34% for the nine months ended September 30, 2017. We increased the prices temporarily for some products to re-position our products in the market which was the main reason for the higher gross margin for the nine months ended September 30, 2017.

Expenses. We incurred $83,265 in selling expenses for the nine months ended September 30, 2017, compared to $187,807 for the nine months ended September 30, 2016. We incurred $1,187,682 in general and administrative expenses for the nine months ended September 30, 2017, compared to $1,028,433 for the nine months ended September 30, 2016. Selling, general and administrative expenses increased by $54,707, or 4% for the nine months ended September 30, 2017 as compared to the same period in 2016. Our selling expenses decreased by $104,542 and our general and administrative expenses increased by $159,249. The major decrease in our selling expenses was from our shipping cost. The major increase in our general and administrative expenses was from increase in payroll expense.

Interest income (expense). We incurred $387,292 in interest expense during the nine months ended September 30, 2017, compared with interest expense of $167,065 for the nine months ended September 30, 2016.

Net Loss. Our net loss was $1,503,799 for the nine months ended September 30, 2017, compared with net income of $387,273 for the nine months ended September 30, 2016, representing a significant decrease of $1,891,072 in net loss. The significant turning point from net income to net loss were due to sharply decrease in sales, and the increase in interest expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2017 and December 31, 2016 our working capital deficit was $13,863,935 and $9,544,224, respectively, mainly reflecting decreases in our current assets, including $1,375,138 decrease in due from related party, $343,965 decrease in accounts receivable.

We have financed our operations over the nine months ended September 30, 2017 and 2016 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Nine Months Ended
	September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(937,424)	$5,304,791
Net cash used in investing activities	1,264,488	(6,320,292)
Net cash provided by financing activities	(315,099)	1,079,820
Exchange rate effect on cash	(57)	(1,225)
Net cash inflow (outflow)	$11,908	$63,094

Cash Used in Operating Activities

Net cash used in operating activities was $937,424 for the nine months ended September 30, 2017. Cash used in operating activities for the nine months ended September 30, 2017 consisted primarily of net loss of $1,503,799 which was adjusted by depreciation and amortization of $575,139, bad debt expense of $22,115. The Company had a decrease of $333,558 in account receivable, a decrease of $61,739 in our inventories, a decrease of $126,898 in prepaid expense, an increase of $862,992 in other payable which were offset by a decrease of $1,409,172 in accounts payable and accrued payables, and an increase of $5,539 in advances to suppliers.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $1,264,488 for the nine months ended September 30, 2017. The activities primarily consisted of purchase of biological assets of $137,820, offset by the proceeds from our related party of $1,403,043 for the nine months ended September 30, 2017.

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

Cash Used in Financing Activities

Net cash used in financing activities was $315,099 for the nine months ended September 30, 2017. During the period, cash used in financing activities consisted of the capital borrowing of $708,303 offset by repayment of $1,023,402 for short term borrowing.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2017
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$6,542,190	$3,236,156	$3,306,034	$—	$—
Others	—	—	—	—	—
	$6,542,190	$3,236,156	$3,306,034	$—	$—

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2017	MULLAN AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer & Chief Financial Officer
(Principal Executive and Accounting Officer)

