Form 10-K
period 2017-12-31
MULLAN AGRITECH, INC.
filed 2018-04-17
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  333-201360

MULLAN AGRITECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1137640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2498 Wanfeng Highway, Lane 181 Fengjing Town, Jinshan District Shanghai, China	201501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 21-67355092

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $497,960,845 based on 99,592,169 non-affiliates shares of common stock as of June 30, 2017. However, the Company has not developed an active trading market for its common stock.

The number of shares of the registrant’s common stock outstanding as of April 3, 2018 was 280,000,000.

Documents Incorporated by Reference: None

MULLAN AGRITECH, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to Mullan Agritech, Inc. (“Mullan Agritech”), its wholly-owned subsidiaries, Muliang Agricultural Limited (“Muliang HK”), Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), Shanghai Muliang Industry Co., Ltd. (“Muliang Industry”), Shanghai Zongbao Environmental Construction Co., Ltd. (“Zongbao”), Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”), Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”), Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”), Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”), Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”), and Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”).

Our business is conducted in the People’s Republic of China (“China” or the “PRC”). “RMB” refers to Renminbi, or the Yuan, the official currency of the PRC. Our consolidated financial statements are presented in U.S. dollars in accordance with U.S. GAAP. In this Annual Report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars. These dollar references are based on the exchange rate of RMB to U.S. dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars, which may result in an increase or decrease in the amount of our obligations (expressed in U.S. dollars) and the value of our assets.

PART I

Item 1.	Business.

We are principally engaged in the fertilizer and forage grass processing and distribution business in the People’s Republic of China (“PRC”).

Through our patented technology, we process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizer rich in small molecules, easily absorbed by crops in 3 hours. Straws are common agricultural by-product. In PRC, farmers usually burn the straw down to remove the straws efficiently in order to continue farming on the same land. This activities have resulted in serious air pollution and damage the surface structure of the soil. We change waste into treasure by recycling the straws into organic fertilizer, and effectively reduced air pollution. The straw organic fertilizer we produce does not contain the heavy metals, antibiotics, and harmful bacteria that is common in the traditional manure fertilizer. The organic matter content in our organic fertilizer is also much higher than the national standard. It can effectively reduce the use of chemical fertilizers and pesticides, and reduce the penetration of large chemical fertilizers and pesticides into the soil and thus avoid water pollution. Therefore, our fertilizer can effectively improve soil, improve soil fertility, and improve the quality and safety of agricultural products.

We also grow and produce a high-protein forage. Its output is very high, at 20-30 tons/mu (one mu equals to about 0.16 acres). In addition to its high yield, the forage is rich in nutrients, crude protein content (about 20%), calcium, zinc, iron, potassium and other elements. In particular, lysine content in amino acids is extremely high. Unsaturated fatty acids in fat reach more than 70%. Our forage grass as feed can reduce or even replaced the use of additives and antibiotics. The key is to better protect the safety of the meat. The forage grass can not only be used as a feed, but also as food for human beings’ consumption. It has potential in food and health product market. The company is currently researching and developing to use the grass extract to make plant protein powder and protein beverages.

We are committed to ensuring the quality and safety of agricultural products as the center of the company’s industry. Therefore, we are actively evaluating and operating the sales of high-quality and safe agricultural products (food) while providing high-quality and safe straw organic fertilizer and high-quality protein forage for agricultural production. And has cooperated with the Ministry of Science and Technology of China, the Ministry of Agriculture, the General Administration of Quality Supervision, Inspection and Quarantine, and other relevant departments of the state wisdom of large agriculture cooperation, operating and sales of national wisdom large agriculture certified quality traceable agricultural products (food), and plans to establish only sales quality can be guaranteed And agricultural products (food) electronic trading platform with safe shell traceability.

In addition, in 2014, we rented 350 mu (about 57.66 acres) of mountainous land as apple farm and use our own fertilizer, to demonstrate the advantages of our straw organic fertilizer. We have revenue of $6,501 for the year ended December 31, 2017 and haven’t had any revenue on the apple orchard for the fiscal year ended December 31, 2016 because our apple trees will not become commercially productive until 2019.

Currently, all of our production takes place in Weihai City, Shandong Province, PRC, including two completed new fertilizer plants, which have been in operations since August 2015. This new facilit was designed with 2 production lines, with total contractual payment of approximately $4.6 million or RMB 28 million. All of our fertilizer plants in Weihai City produced the straw organic fertilizer, which is our main product currently and in the future. We decided to make technological improvement for our existing straw organic fertilizer production lines in the following aspects: (1) adopt more advanced automatic control technology for raw material feed to shorten the feeding time of raw material, and (2) manufacture powdery organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process. We estimated we would be able to increase our production capacity significantly through the technical improvement.

We also have fertilizer facility and new fertilizer plants in suburb of Shanghai City. The new plant located in Shanghai was completed in June 2016. This facility was designed with 4 production lines, with total contractual payment of approximately $11 million or RMB 67.7 million. While this facility has not been put in operations since its completion, part of the plant was rent to Huayu Sandian Automobile Air Conditioner Co. Ltd as warehouse from June 1, 2016 to May 31, 2017, with a total rent of $235,705. As we are not using the fertilizer plants in Shanghai City to manufacture straw organic fertilizer, we decided to rent all of the plants to Yu Shuai (Shanghai) Industrial Development Co., Ltd. as office and warehouse from January 1, 2018 to December 31, 2017 with rent of $320,631 for the first year. The rent will increase by 10% every three years according to the agreement.

On October 16, 2017, we rent the land use right, located in Shanghai City, to China Huaxi Limited Company, from November 21, 2017 to November 20, 2027 with an area of 15 mu. The rent was $97,980 for the first year.

Our products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” Our customers are mainly located in provinces of Jiangsu, Zhejiang and Shandong.

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

On July 7, 2016, Muliang Industry established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”) in Beijing City, China. Muliang Industry owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd owns the other 35% shares. Zhonglian is to develop and operate online agricultural products trading platform.

On October 27, 2016, Muliang Industry established a subsidiary, namely, Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”) in Yunnan Province, China. Muliang Industry owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares. Yunnan Muliang was setup for the sales development of West China.

On October 12, 2017, the Company canceled the registration of Ningling with the administration authorities for Industry and Commerce. Ningling has historically been reported as a component of our operations and incurred $33,323 to loss before income taxes provisions for the year ended December 31, 2017. The termination does not constitute a strategic shift that will have a major effect on our operations or financial results and as such, the termination is not classified as discontinued operations in our consolidated financial statements.

Mullan Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Ningling Fertilizer, Yunnan Muliang, and Zhonglian are referred to as subsidiaries the Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

As of the date of this Annual Report, our principal executive office was at 2498 Wanfeng Highway, Lane 181, Fengjing Town, Jinshan District, Shanghai, China, and our telephone number is (86) 21-67355092. The office space belongs to our President and Chief Executive Officer, Mr. Lirong Wang, who allows us to use the space for free.

Item 3.	Legal Proceedings.

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

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter	$5.4	$5.4

Fiscal Year Ended December 31, 2017
First Quarter	$5.4	$5.4
Second Quarter	$6	$3.4
Third Quarter	$5.01	$4.07
Fourth Quarter	$4.62	$2.8

Fiscal Year Ended December 31, 2016
First Quarter	$4	$0.01
Second Quarter	$4	$3
Third Quarter	$3.63	$2.65
Fourth Quarter	$3.1	$3

Holders of Capital Stock

As of the date of this Annual Report, we had 942 holders of our common stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the fiscal year ended December 31, 2017, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined Muliang HK and its subsidiaries, including its VIE, Muliang Industry, as if the Share Exchange had been in effect retroactively for all periods presented. As previously noted the “Company” for financial statement purposes was the consolidation of Muliang HK, Shanghai Mufeng, Muliang Industry and Muliang Industry’s subsidiaries. Muliang Industry’s subsidiaries include its wholly-owned subsidiaries which are limited liability companies in People’s Republic of China (“PRC”), Shanghai Zongbao Environment Engineering Co., Ltd. (“Zongbao”) and Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”); its 99% owned subsidiary, Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a PRC limited liability company, and Shanghai Muliang Agricultural Sales Co., Ltd. (Muliang Sales), a PRC limited liability company founded in July 2015.

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

We are principally engaged in the straw organic fertilizer and forage grass processing and distribution business in the People’s Republic of China (“PRC”). Currently, we manufactured all of our straw organic fertilizer in Weihai City, Shandong Province, PRC. From June 1, 2016 to May 31, 2017, part of the plant in Shanghai City was leased to Huayu Sandian Automobile Air Conditioner Co. Ltd. as warehouse for a total rent of $235,705.

Since Shanghai city has prohibited all fertilizer plants from manufacturing straw organic fertilizer, the Company decided to lease all of the plants to Yu Shuai (Shanghai) Industrial Development Co., Ltd. as office and warehouse from January 1, 2018 to December 31, 2017 for a total rent of $320,631, for the first year. The rent will increase by 10% every three years according to the agreement. In addition, we leased the land use rights, located in Shanghai City, to China Huaxi Limited Company, from November 21, 2017 to November 20, 2027 with the rent of $97,980 for the first year.

In order to meet the future demand in straw organic fertilizer, we plan to increase our production capacity in Weihai City through technical improvement. And we have tried to increase our sales in powdery organic fertilizer, which has the advantage for customer and in production, compared with the granular organic fertilizer. We believed both of our sales and production in straw organic fertilizer will rapidly grow in the coming year.

Our products are sold under the “Zongbao”,“Fukang”, and “Muliang” brand name, and we mainly use “Zongbao” brand name currently. Our customers are mainly located in provinces of Jiangsu, Zhejiang and Shandong.

On June 6, 2016, Muliang Industry established a wholly-owned subsidiary, namely, Muliang Ningling Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”) in Henan Province, the central plain of China. Ningling

On October 12, 2017, the Company ceased operation of Ningling Fertilizer and deregistered Ningling Fertilizer with the Administration for Industry and Commerce as the Land use right was not approved by the government. The Company closed Ningling Fertilizer with net assets of $2,275 and accumulated deficit of $34,739 as of October 12, 2017. The ceased operation does not constitute a strategic shift that will have a major effect on our operations or financial results and as such, the disposal is not classified as discontinued operations in our consolidated financial statements.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $16,118,404 and $14,101,952 as of December 31, 2017 and December 31, 2016. Our cash balances as of December 31, 2017 and December 31, 2016 were $9,051 and $17,213, respectively. We had short-term payable of $14.03 million at December 31, 2017 which would due in the next 12 months. In addition, we had a working capital deficit of $13,144,220 and $9,544,224 at December 31, 2017 and December 31, 2016 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Mullan Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Zongbao Cangzhou, Yunnan Muliang, Muliang Sales, Zhonglian ,and Ningling Fertilizer, prior to its being terminated on October 12, 2017. All intercompany transactions and account balances are eliminated in consolidation.

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

New Accounting Standards

In March 2016, the FASB issued ASU 2016-08,”Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 20140-9, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

Currently, majority of our revenue is derived from our organic fertilizer business. In 2017, we started promoting our powdery organic fertilizer more aggressively as it was easier to be absorbed by soil and plants, compared with the granular organic fertilizer.

In 2017, the Management also focused on planning and developing the forage grass planting business and the agricultural products (food) electronic trading platform with safe shell traceability. Despite both of these business generated no revenue for the year ended December 31, 2017. As a result, we have decided to buy a pasture with an area of 1,300 thousand mu (approximately 214 thousand acres), located in Qinghai Province, PRC.

Operation Result for the Years Ended December 31, 2017 and 2016

	For the Year Ended December 31,
	2017	2016	Fluctuation
	$	$	$	%
Revenues	737,563	3,055,882	(2,318,319)	-76%
Cost of goods sold	591,236	2,578,392	(1,987,156)	-77%
Gross profit	146,327	477,490	(331,163)	-69%
Operating expenses:
General and administrative expenses	1,511,019	1,616,991	(105,972)	-7%
Selling expenses	163,042	259,162	(96,120)	-37%
Total operating expenses	1,674,061	1,876,153	(202,092)	-11%
Loss from operations	(1,527,734)	(1,398,663)	(129,071)	9%
Other income (expense):
Interest expense	(508,818)	(307,201)	(201,617)	66%
Subsidy income	-	1,454,161	(1,454,161)	-100%
Loss from disposal of fixed assets	-	(169,428)	169,428	-100%
Donation expense	-	(301,068)	301,068	-100%
Other income (expense), net	28,028	186,339	(158,311)	-85%
Total other income (expense)	(480,790)	862,803	(1,343,593)	-156%
Loss before income taxes	(2,008,524)	(535,860)	(1,472,664)	275%
Income taxes	26,334	26,786	(452)	-2%
Net income (loss)	(2,034,858)	(562,646)	(1,472,212)	262%

Revenue. Total revenue decreased from $3,055,882 for the year ended December 31, 2016 to $737,563 for the year ended December 31, 2017, which represented a decrease of $2,318,319, or approximately 76%. The significant decrease in revenues was primarily due to the losing of some large customers in organic fertilizer business. In 2017, the Management spent more effort in planning the related and potential business, that is the forage grass planting, and the agricultural products (food) electronic trading platform with safe shell traceability. Furthermore the Management spent more time in promoting the powdery organic fertilizer other than the granular organic fertilizer. At the end of 2017, all of these new businesses developed on the right track. We believed we will grow the business with our product advantage and promotion effort of our management team.

Cost of sales. Cost of sales decreased from $2,578,392 for the year ended December 31, 2016 to $591,236 for the year ended December 31, 2017, which represented a decrease of approximately $1,987,156, or 77%. The significant decrease in cost of sales was in line with the significant decrease in our revenue from fertilizer sales for the same period.

Gross Profit. The gross profit decreased from $477,490 for the year ended December 31, 2016 to $146,327 for the year ended December 31, 2017. The gross margin increased from 16% to 20% during the year ended December 31, 2017 and 2016. We increased the prices temporarily for some products to re-position our products in the market which was the main reason for the higher gross margin for the year ended December 31, 2017.

Expenses. We incurred $163,042 in selling expenses for the year ended December 31, 2017, representing a decrease of $96,120, or 37%, compared to $259,162 for the year ended December 31, 2016. We incurred $1,511,019 in general and administrative expenses for the year ended December 31, 2017, representing a decrease of $105,972, or 7%, compared to $1,616,991 for the year ended December 31, 2016. Selling, general and administrative expenses decreased by $202,092, or 11% for the year ended December 31 2017 as compared to the same period in 2016. The decrease in our selling expenses was mainly due to the decrease in employees’ expense for selling promotion. Our general and administrative expenses maintained stable despite our temporary drop in revenue.

Interest income (expense). We incurred $508,818 in interest expense during the year ended December 31, 2017, compared with interest expense of $307,201 for the year ended December 31, 2016. The increase in interest expense was mainly due to the higher interest rate for some bank loans for the year ended December 31, 2017.

Net Loss. Our net loss was $2,034,858 for the year ended December 31, 2017, compared with net loss of $562,646 for the year ended December 31, 2016, representing a significant increase of $1,472,212 in net loss. The increase in net loss were due to the decrease in gross profit, the increase in interest expense despite the decrease in selling expense for the year ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2017 and December 31, 2016 our working capital deficit was $13,144,220 and $9,544,224, respectively. The significant increase in our capital deficit was reflecting more and more of our short term liability was used to support our long-term assets.

We have financed our operations over the years ended December 31, 2017 and 2016 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Years Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$(1,715,588)	$5,273,598
Net cash provided by (used in) investing activities	(651)	(6,082,192)
Net cash provided by financing activities	1,708,331	777,998
Exchange rate effect on cash	(254)	34,592
Net cash inflow (outflow)	$(8,162)	$3,996

Cash provided by (used in) Operating Activities

Net cash used in operating activities was $1,715,588 for the year ended December 31, 2017. Cash used in operating activities for the year ended December 31, 2017 consisted primarily of net loss of $2,034,858 which was adjusted by depreciation and amortization of $649,976. The Company had a decrease of $1,339,649 in account payable, an increase of $268,096 in prepaid expense, an increase of $46,077 in other receivable, which were offset by an increase of $1,042,996 in other payable, a decrease of $ 143,989 in inventory.

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

Cash provided by (used in) Investing Activities

Net cash used in investing activities was $651 for the year ended December 31, 2017. The investments included purchase of biological assets of $651.

Net cash used in investing activities was $6,082,192 for the year ended December 31, 2016. The activities consisted of our investments of $3,098,286 in the new fertilizer factory construction projects in Shanghai City, purchase of plant and equipment of $1,217,423, the purchase of apple orchard of $328,877, and the advance to our related party of $1,438,063 for the year ended December 31, 2016. Our Weihai factory was completed in May 2015 and put in operations in August 2015. The construction project was completed and $10,507,535 was transferred to fixed asset.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,708,331 for the year ended December 31, 2017. During the year, cash provided by financing activities included capital borrowed from related parties of $2,191,534, and Proceeds from short-term loans of $547,580, which were partly offset by repayments of $1,030,783 in our short-term loans.

Net cash provided by financing activities was $777,998 for the year ended December 31, 2016. During the period, cash used in financing activities consisted of the proceeds from short term loan of $1,204,274, proceeds of $398,128 in capital borrowed from related parties, and proceeds of common stock issuance of $63,748, offset by repayment of $888,152 in long term loan.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at December 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of December 31, 2017
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$7,259,775	$2,157,107	$5,102,668	$—	$—
Others	—	—	—	—	—
	$7,259,775	$2,157,107	$5,102,668	$—	$—

Commitments for Capital Expenditure

None.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Mullan Agritech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mullan Agritech, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to this matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

April 17, 2018

We have served as the Company’s auditor since March 15, 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$9,051	$17,213
Accounts receivable, net	358,516	455,383
Inventories	412,648	526,778
Prepaid expenses	23,076	12,774
Other receivables, net	67,597	18,501
Due from related party	-	1,375,788
Total Current Assets	870,888	2,406,437

Property, plant and equipment, net	16,216,429	15,897,093
Intangible assets, net	2,505,967	2,404,684
Other assets and deposits	454,771	174,091

Total Assets	$20,048,055	$20,882,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$159,074	$-
Current portion of long-term debt	1,998,033	1,152,124
Accounts payable and accrued payables	3,975,899	5,162,402
Advances from customers	21,986	8,611
Other payables	3,501,567	2,264,864
Due to related party	4,358,548	3,362,660
Total Current Liabilities	14,015,107	11,950,661

Long-term loans	5,102,668	6,120,656
Total Liabilities	19,117,775	18,071,317

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares issued and outstanding as of December 31, 2017 and December 31, 2016.	28,000	28,000
Additional paid in capital	16,795,185	16,795,185
Accumulated deficit	(16,118,404)	(14,101,952)
Accumulated other comprehensive income	240,402	92,466
Stockholders’ Equity - Mullan Agritech Inc. and Subsidiaries	945,183	2,813,699
Non-controlling interest	(14,903)	(2,711)
Total Stockholders’ Equity	930,280	2,810,988
Total Liabilities and Stockholders’ Equity	$20,048,055	$20,882,305

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2017	2016

Revenues	$737,563	$3,055,882
Cost of goods sold	591,236	2,578,392
Gross profit	146,327	477,490

Operating expenses:
General and administrative expenses	1,511,019	1,616,991
Selling expenses	163,042	259,162
Total operating expenses	1,674,061	1,876,153

Loss from operations	(1,527,734)	(1,398,663)

Other income (expense):
Interest expense	(508,818)	(307,201)
Subsidy income	-	1,454,161
Loss from disposal of fixed assets	-	(169,428)
Donation expense	-	(301,068)
Other income (expense), net	28,028	186,339
Total other income (expense)	(480,790)	862,803

Loss before income taxes	(2,008,524)	(535,860)

Income taxes	26,334	26,786

Net loss	(2,034,858)	(562,646)

Net income (loss) attributable to Non-controlling interest	(18,406)	4,008
Net loss attributable to common stockholders	(2,016,452)	(566,654)

Other comprehensive income:
Unrealized foreign currency translation adjustment	147,936	294,747

Total Comprehensive loss	$(1,868,516)	$(267,899)

Loss per common share
Basic and diluted	$(0.01)	$-

Weighted average common shares outstanding
Basic	280,000,000	276,452,740
Diluted	280,000,000	276,452,740

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2015	150,525,000	15,053	16,743,394	(13,535,298)	(200,358)	(8,642)	3,014,149

Issuance of common shares for cash proceeds	129,475,000	12,947	51,791	-	-	-	64,738
Net income	-	-	-	(566,654)	-	4,008	562,646
Foreign currency translation adjustment	-	-	-	-	292,654	1,923	294,747

Balance, December 31, 2016	280,000,000	28,000	16,795,185	(14,101,952)	92,466	(2,711)	2,810,988

Establishment of a controlling subsidiary	-	-	-	-	-	6,214	6,214
Net income	-	-	-	(2,016,452)		(18,406)	(2,034,858)
Foreign currency translation adjustment	-	-	-	-	147,936	-	147,936

Balance, December 31, 2017	280,000,000	28,000	16,795,185	(16,118,404)	240,402	(14,903)	930,280

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,034,858)	$(562,646)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	649,976	303,522
Bad debt expense	104,888	152,040
Loss from disposal of fixed assets	-	169,428
Changes in assets and liabilities:
Restricted cash	1,063	-
Accounts receivable	17,859	(195,792)
Accounts receivable - related party	-	63,228
Inventories	143,989	(15,061)
Advances to suppliers	-	1,906
Prepaid expenses	(268,096)	(166,950)
Other receivables	(46,077)	249,503
Accounts payable and accrued payables	(1,339,649)	3,127,298
Accounts payable - related party	-	(146,884)
Advances from customers	12,321	940
Other payables	1,042,996	2,293,066
Net cash (used in)/provided by operating activities	(1,715,588)	5,273,598

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	-	(1,217,423)
Due to related party	-	(1,438,063)
Purchase of apple orchard	(651)	(328,877)
Investment in construction in progress	-	(3,098,286)
Net cash used in investing activities	(651)	(6,082,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loans	(1,030,783)	-
Repayment of long-term loans	-	(888,152)
Capital borrowed from related parties	2,191,534	398,128
Proceeds from short-term loans	547,580	1,204,274
Proceeds of common stock issuance	-	63,748
Net cash provided by financing activities	1,708,331	777,998

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(254)	34,592

NET (DECREASE)/INCREASE IN CASH	(8,162)	3,996

CASH, BEGINNING OF YEAR	17,213	13,217

CASH, END OF YEAR	$9,051	$17,213

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$589,163	$307,201
Cash paid for income tax	$-	$26,786

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Construction in progress transferred to plant and equipment	-	10,406,609

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

On June 6, 2016, Muliang Industry established a wholly-owned subsidiary, namely, Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”) in Henan Province, the central plain of China. Ningling Fertilizer, with registered capital of RMB 20,000,000, is setup for a new production line of bio-chemical fertilizer and has not begun any operation yet. Ningling Fertilizer was subsequently deregistered as the Company had no further plans to begin operations.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the years ended December 31, 2017 and 2016, the Company reported net loss of $2,034,858 and $562,646, respectively. The Company had working capital deficit of approximately $13.14 million and $9.54 million as of December 31, 2017 and 2016. In addition, the Company had net cash outflows of $1,715,588 and net inflow of $5,273,598 from its operating activities during the years ended December 31, 2017 and 2016. The Company incurred a loss from operation of $2,034,858 for the years ended December 31, 2017, which was mainly due to the significant decrease in revenue. These conditions raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its new fertilizer factories start to operate. In 2015, the Company obtained capital contribution of approximately $16 million from its shareholders which successfully improved the Company’s financial position as of December 31, 2017.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2017 and 2016.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to a third party. For the years ended December 31, 2017 and 2016, rental income of $248,431 and $167,257 were recognized as other income.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the years ended December 31, 2017 and 2016 was gains of $151,892 and $294,747, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2017 and 2016 were translated at 6.5064 RMB to $1 USD and 6.9437 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the years ended December 31, 2017 and 2016 were 6.7570 RMB and 6.6430 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2017 and 2016.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	December 31, 2017	December 31, 2016

Short term loan	$159,074	$-
Current portion of long-term loan	1,998,033	1,152,124
Long term loan	5,102,668	6,120,656
	$7,259,775	$7,272,780

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

Recent Accounting Pronouncement

In March 2016, the FASB issued ASU 2016-08,”Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 20140-9, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016

Accounts receivable	$683,758	$675,737
Less: allowance for doubtful accounts	(325,242)	(220,354)
Total, net	$358,516	$455,383

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $104,888 and $152,040 for the years ended December 31, 2017 and 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31, 2017	December 31, 2016

Raw materials	$118,198	$155,685
Finished goods	294,450	371,093
Total, net	$412,648	$526,778

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	December 31, 2017	December 31, 2016

Employee’s portion of social benefits	$7,728	$6,886
Utilities receivables	5,472	1,312
Employee advances	4,996	3,102
Loan to unrelated party	46,108	7,201
Others	3,293	-
	67,597	18,501
Less: Allowance for doubtful accounts	-	-
	$67,597	$18,501

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not take allowance for other receivables as of December 31, 2017 and 2016.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2017 and 2016 consisted of:

	December 31,	December 31,
	2017	2016
Building	$13,603,224	$12,746,521
Operating equipment	2,968,880	2,798,754
Vehicle	58,492	78,139
Office equipment	18,500	19,203
Apple Orchard	1,029,230	921,729
	17,678,326	15,642,617
Less: accumulated depreciation	(1,461,897)	(667,253)
	$16,216,429	$15,897,093

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the years ended December 31, 2017 and 2016, depreciation expense amounted to $575,190 and $245,429, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

For the years ended December 31, 2017 and 2016, no amortization expense of the apple orchard was reported.

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

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2017	2016

Land use rights	$2,279,140	$2,691,505
Non-patented technology	608,632	14,401
	2,887,772	2,705,906
Less: accumulated amortization	(381,805)	(301,222)
	$2,505,967	$2,404,684

For the years ended December 31, 2017 and 2016, amortization of intangible assets amounted to $74,786 and $38,473, respectively.

NOTE 8 – BANK LOAN

Short-term loan of $159,074 represents balance due to Shanghai Jinshan Limin Micro Loan Co., Ltd., with annual interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018.

Current portion of long-term loans amounted to $1,998,033 representing balance due to Agricultural Bank of China amounting to $1,998,033, with an annual interest rate of 5.70% + (HongkongInterBank Offered Rate (“HIBOR” )).

Long-term loans represent amounts due to lenders that are due more than one year, which consisted of the following:

	December 31,	December 31,
	2017	2016
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by August 25, 2019.	$3,381,286	$6,120,656
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,152,711	-
Loan payable to Song, Hui	568,671	-

Total	$5,102,668	$6,120,656

As of December 31, 2017, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$2,157,107
Year 2	5,102,668
Total	$7,259,775

The long-term bank loan with Agricultural Bank of China was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

The Company recognized interest expenses of $508,818 and $307,201 for the years ended December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, the Company have 280,000,000 common shares outstanding.

Paid-in Capital

For the year ended December 31, 2015, the owner of the Company has contributed capital of $1,621,337 as paid-in capital of the Company and converted debt of $14,303,150 into paid-in capital of the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

* Account receivable and sales from related parties

The Company did not make sales to any related party for the year ended December 31, 2017 and 2016. And the Company has no account receivable balance as of December 31, 2017 and December 31, 2016.

* Account payable and purchase from related parties

The Company did not purchase material or service from related parties for the year ended December 31, 2017 and 2016.

* Due from Related Parties

	December 31, 2017	December 31, 2016	Relationship

Shanghai Aoke Chemicals Co., Ltd.	$-	$1,375,788	The Company’s CEO is one of Aoke’s shareholders
Total	$-	$1,375,788

On June 30, 2016, the Company sold an environmental protection equipment to Shanghai Aoke Chemicals Co., Ltd., the Company’s CEO is one of Aoke’s shareholders, for $1,187,362 as a one-time trade. The Company recognized a gain of $32,342 on the sale as other income. The receivable of $1,375,788 for this transaction, including VAT, was collected in 2017.

Balances due from related parties are due on demand, non-interest bearing and without maturity date. The Company have no other due from related party balance as of December 31, 2017 and 2016.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

* Due to related party

Balance due to related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	December 31,	December 31,
	2017	2016	Relationship
Mr. Lirong Wang	4,025,356	2,583,713	The CEO and Chairman of the Company
Ms. Hui Song	-	534,807	Former management team members
Ms. Xueying Sheng	230,730	243,996	The CFO of the Company
Mr. Guohua Lin	102,462	144	One of the Company’s shareholders
Total	4,358,548	3,362,660

NOTE 11 – DISPOSAL OF SUBSIDIARY

On October 12, 2017, the Company ceased operation of its 100% owned subsidiary Ningling Fertilizer and deregistered Ningling Fertilizer with the Administration for Industry and Commerce. The Company closed Ningling Fertilizer with net assets of $2,275 and accumulated deficit of $34,739 as of October 12, 2017. The ceased operation does not constitute a strategic shift that will have a major effect on our operations or financial results and as such, the disposal is not classified as discontinued operations in our consolidated financial statements. The loss from the investment of the subsidiary has been recorded in other expenses.

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2017 and 2016.

	For the year ended December 31,
Customers	2017		2016
	Amount	%	Amount	%
A	358,710	48%	N/A	N/A
B	92,446	12%	N/A	N/A

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2017 and 2016.

	For the year ended December 31,
Suppliers	2017		2016
	Amount	%	Amount	%
A	N/A	N/A	2,023,849	76%
B	212,453	46%	N/A	N/A
C	49,578	11%	N/A	N/A

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS (CONTINUED)

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2017 and 2016, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2017		2016
United States	$-	0%	$-	0%
China	9,051	100%	17,213	100%
Total cash and cash equivalents	$9,051	100%	$17,213	100%

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2017 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the country. For the years ended December 31, 2017 and 2016, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

All of our entities incurred a net loss for the year ended December 31, 2017 and 2016, except Weihai Fukang generated a net income of $1,328,879 for the year ended December 31, 2016. The income tax expense of $26,786 represents the income tax of Weihai Fukang for the year ended December 31, 2016.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

	December 31,	December 31,
	2017	2016
PRC income tax at statutory rate	2,931,920	535,228
Less: valuation allowance	(2,931,920)	(535,228)
Net deferred tax asset	-	-

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the years ended December 31, 2017 and 2016:

	For the Years Ended
	December 31, 2017	December 31, 2016
Income attributed to PRC	$(2,034,858)	$(562,646)
Loss attributed to US	-	-
Income before tax	(2,034,858)	(562,646)

PRC Statutory Tax at 25% Rate	26,324	26,786
Effect of tax exemption granted	-	-
Income tax	$26,324	$26,786

Per Share Effect of Tax Exemption
Effect of tax exemption granted	$-	$-
Weighted-Average Shares Outstanding Basic	280,000,000	276,452,740
Per share effect	$-	$-

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
Fertilizer and forage grass	$731,512	$3,055,882	$492,385	$2,578,392
Apple orchard	6,501	-	98,851	-
Total	$737,563	$3,055,882	$591,236	$2,578,392

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and interim principal accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2017. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Remediation Initiatives

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2017. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Lirong Wang	44	President, Chief Executive Officer, Chief Financial Officer, and Director

Lirong Wang.

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

Code of Ethics

The company has not adopted a Code of Ethics applicable to its Principal Executive Officer and Principal Financial Officer.

Item 11.	Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Lirong Wang	2017	18,443	0	0	0	18,443
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer	2016	18,443	0	0	0	18,443

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors (which currently consists solely of Lirong Wang) has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of April 3, 2018, by:

●	each director;

●	each named executive officer;

●	each person known by us to beneficially own at least 5% of our common stock; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned (subject to community property laws where applicable).  Unless otherwise indicated, the address of each beneficial owner listed below is 1958 Qianming East Road, Fengjing, Jinshan District, Shanghai, China.

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Lirong Wang	181,119,756	64.686%

All Executives and Directors as a group (1 persons)	181,119,756	64.686%

Other 5% shareholders: None

(1) Applicable percentages are based on 280,000,000 shares outstanding as of April 3, 2018 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

* Account receivable and sales from related parties

The Company did not make sales to any related party for the year ended December 31, 2017 and 2016. And the Company has no account receivable balance as of December 31, 2017 and December 31, 2016.

* Account payable and purchase from related parties

The Company did not purchase material or service from related parties for the year ended December 31, 2017 and 2016.

* Due from Related Parties

	December 31, 2017	December 31, 2016	Relationship

Shanghai Aoke Chemicals Co., Ltd.	$-	$1,375,788	The Company’s CEO is one of Aoke’s shareholders
Mr. Lirong Wang	17,026	-	The CEO and Chairman of the Company
Mr. Guohua Lin	924	-	One of the Company’s shareholders
Total	$17,950	$1,375,788

On June 30, 2016, the Company sold an environmental protection equipment to Shanghai Aoke Chemicals Co., Ltd., the Company’s CEO is one of Aoke’s shareholders, for $1,187,362 as a one-time trade. The Company recognized a gain of $32,342 on the sale as other income. The receivable of $1,375,788 for this transaction, including VAT, was collected in 2017.

The Company advanced $28,479 to Mr. Lirong Wang, and received $11,453 during the year ended December 31, 2017. And the Company also advanced $982 to Mr. Guohua Lin during the year ended December 31, 2017.

Balances due from related parties are due on demand, non-interest bearing and without maturity date. The Company have no other due from related party balance as of December 31, 2017 and 2016.

Independence of the Board of Directors

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

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $75,500 and $75,500 for the fiscal year ended December 31, 2017 and 2016, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company understood fees related to services rendered by our financial consultant for the fiscal years ended December 31, 2017 and 2016.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this report:

(1)   Financial Statements:

The audited balance sheets of the Company as of December 31, 2017, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

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

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULLAN AGRITECH, INC.

Date: April 17, 2018	By:	/s/ Lirong Wang
Lirong Wang
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lirong Wang	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	April 17, 2018
Lirong Wang	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

