Form 10-Q
period 2018-03-31
MULLAN AGRITECH, INC.
filed 2018-05-15
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55421

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2018, the registrant had 280,000,000 shares of its common stock outstanding.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Mullan Agritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

1

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31 2017

	March 31,	December 31,
	2018	2017
		(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,869	$9,051
Accounts receivable, net	946,652	358,516
Accounts receivable - related party	381,632	-
Inventories	389,391	412,648
Prepaid expenses	61,864	23,076
Other receivables, net	116,263	67,597
Total Current Assets	1,925,671	870,888

Long term prepaid expense
Property, plant and equipment, net	17,351,481	16,216,429
Intangible assets, net	2,580,599	2,505,967
Other assets and deposits	494,060	454,771

Total Assets	$22,351,811	$20,048,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$164,804	$159,074
Current portion of long-term debt	2,388,459	1,998,033
Accounts payable and accrued payables	4,487,684	3,975,899
Accounts payable - related party	127,384	-
Advances from customers	569,914	21,986
Notes payable	1,194,229	384,237
Other payables	3,084,147	3,117,330
Due to related party	5,162,468	4,358,548
Total Current Liabilities	17,179,089	14,015,107

Long-term loans	4,170,282	5,102,668
Total Liabilities	21,349,371	19,117,775

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 280,000,000 shares issued and outstanding as of March 31, 2018 and December 31,2017.	28,000	28,000
Additional paid in capital	16,795,185	16,795,185
Accumulated deficit	(16,040,882)	(16,118,404)
Accumulated other comprehensive loss	258,169	240,402
Stockholders’ Equity (Deficit) - Mullan Agritech Inc. and Subsidiaries	1,040,472	945,183
Noncontrolling interest	(38,032)	(14,903)
Total Stockholders’ Equity (Deficit)	1,002,440	930,280
Total Liabilities and Stockholders’ Equity	$22,351,811	$20,048,055

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended March 31,
	2018	2017

Revenues	$1,188,020	$83,491
Cost of goods sold	682,779	68,738
Gross profit (loss)	505,241	14,753

Operating expenses:
General and administrative expenses	392,510	416,537
Selling expenses	23,317	54,941
Total operating expenses	415,827	471,478
Income (Loss) from operations	89,414	(456,725)

Other income (expense):
Interest expense	(108,081)	(130,802)
Subsidy income	2,188
Rental income, net	73,526	11,216
Other income (expense), net	(9,176)	1,718
Total other income (expense)	(41,543)	(117,868)
Loss before income taxes	47,871	(574,593)
Income taxes	-	-
Net income (loss)	47,871	(574,593)
Net income (loss) attributable to noncontrolling interest	(29,651)	(3,161)
Net income (loss) attributable to Mullan Agritech Inc. common stockholders	77,522	(571,432)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	24,289	27,293
Total Comprehensive loss	$72,160	$(547,300)

Earnings per common share
Basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding
Basic	280,000,000	280,000,000
Diluted	280,000,000	280,000,000

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$47,871	$(574,593)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	223,491	204,543
Bad debt expense	-	152,040

Changes in assets and liabilities:
Accounts receivable	(568,309)	324,318
Accounts receivable - related party	(377,045)	-
Inventories	37,661	47,610
Advances to suppliers	(185)	(16,831)
Prepaid expenses	(59,951)	29,006
Other receivables	(45,676)	268
Accounts payable and accrued payables	(489,512)	(1,426,748)
Accounts payable - related party	125,853	-
Advances from customers	540,560	(50)
Other payables	1,560,502	421,323
Net cash used in operating activities	995,260	(839,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	(7,313)	(19,834)
Proceeds from related party	-	1,342,176
Investment in construction in progress	(745,084)	-
Net cash used in investing activities	(752,397)	1,322,342

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	786,584	725,881
Proceeds from (Repayment to) related party	(222,615)	124,563
Repayment of short-term loans	(786,584)	(1,011,153)
Net cash provided by financing activities	(222,615)	(160,709)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	570	(361,778)

NET INCREASE (DECREASE) IN CASH	20,818	39,259

CASH, BEGINNING OF PERIOD	9,051	17,213

CASH, END OF PERIOD	$29,869	$56,472
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:

Cash paid for interest expense, net of capitalized interest	$108,081	$130,802
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to short term loan	$1,101,218	$-

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the three months ended March 31, 2018 and 2017, the Company reported net income of $47,871 and net loss of $574,593, respectively. The Company had working capital deficit of approximately $14.91 million and $13.14 million as of March 31, 2018 and December 31, 2017. Although the Company had net cash inflow of $995,260 and net cash outflow of $841,403 from its operating activities during the three months ended March 31, 2018 and 2017.And the Company generated a income from operation of $89,414 and incurred interest expense of $108,081 for the three months ended March 31, 2018. The overall situation of the Company raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its modified fertilizer factories. The Company obtained capital contribution of approximately $16 million in 2015 from its shareholders. The Company expected to have more capital contribution from its shareholders in the near future.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).  The Company has reclassified certain line items on the statements of cash flows for the three months ended March 31, 2018 in order to improve comparison with current periods presented.  The results of these change did not impact the Company’s previously reported results of operations or financial position.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2017.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2018 and 2017.

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

Revenue Recognition

Pursuant to the guidance of ASC Topic 606, the Company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenues from the sale of its fertilizer products and fertilizer manufacturing equipment upon shipment and transfer of title.

Rental Income

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company currently leased all the building of the plants and the Land use right in Shanghai City to third parties as warehouse and workplace. The Company recognizes building and land use right leasing income over the beneficial period described by the agreement, as the income is realized or realizable and earned.

The related rent expense mainly represents the depreciation expense of the buildings and land use right.

The rent income, net off the rent expense, was presented as other income in the consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2018 and 2017, rent income of $118,962 with related cost of $45,436, and rent income of $52,481 with related cost of $41,265, were recognized

Cost of Sales

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for three months ended March 31, 2018 and 2017 was gain of $366,556 and $27,293, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at March 31, 2018 and December 31, 2017 were translated at 6.2802 RMB to $1 USD and 6.5064 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the three months ended March 31, 2018 and 2017 were 6.3566 RMB and 6.8882 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	March 31,	December 31,
	2018	2017

Cash	$29,869	$9,051
Accounts receivables, net	946,652	358,516
Account receivable - related party	381,632	-
Other receivables	116,363	67,597
Short term loan	164,804	159,074
Current portion of long term debt	2,388,459	1,998,033
Long term loan	4,170,282	5,102,668
Short term notes payable	1,194,229	384,237

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017

Accounts receivable	$1,278,832	$683,758
Less: allowance for doubtful accounts	(332,180)	(325,242)
Total, net	$946,652	$358,516

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $0 and $152,040 for the three months ended March 31, 2018 and 2017.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31, 2018	December 31, 2017

Raw materials	$115,109	$118,198
Finished goods	274,282	294,450
Total, net	$389,391	$412,648

The Company did not recognized loss from inventory impairment for the three months ended March 31, 2018 and 2017.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	March 31,	December 31,
	2018	2017

Employee’s portion of social benefits	$6,261	$7,728
Utilities receivables	6,931	5,472
Employee advances	48,424	4,996
Loan to unrelated party	47,769	46,108
Others	6,878	3,293
	116,263	67,597
Less: Allowance for doubtful accounts	-	-
	$116,263	$67,597

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company did not take allowance for accounts as of March 31, 2018 and December 31, 2017.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2018 and December 31, 2017 consisted of:

	March 31,	December 31,
	2018	2017
Building	$14,080,532	$13,603,224
Operating equipment	3,096,961	2,968,880
Vehicle	86,394	58,492
Office equipment	21,097	18,500
Apple Orchard	1,037,482	1,029,230
Construction in progress	754,148	-
	19,076,614	17,678,326
Less: accumulated depreciation	(1,725,133)	(1,461,897)
	$17,351,481	$16,216,429

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the three months ended March 31, 2018 and 2017, depreciation expense amounted to $208,051 and $188,005, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,037,482 represents the investment of a goat slaughterhouse located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2018	2017

Land use rights	$2,975,861	$2,872,403
Non-patented technology	15,923	15,369
	2,991,784	2,887,772
Less: accumulated amortization	(411,185)	(381,805)
	$2,580,599	$2,505,967

For the three months ended March 31, 2018 and 2017, amortization of intangible assets amounted to $15,440 and $16,568, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK LOAN

Short-term loan of $164,804 represents balance due to Shanghai Jinshan Limin Micro Loan Co., Ltd., with annual interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018. The Company extended another three months until June, 2 2018 with the same terms.

Current portion of long-term loans amounted to $2,388,459 as of March 31, 2018 and $1,998,033 as of December 31, 2017 represent balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + (HongkongInterBank Offered Rate (“HIBOR”)).

Long-term loans represent amounts due to lenders that are due more than one year, whose balance was $4,170,282 and $5,102,668 as of March 31, 2018 and December 31, 2017 respectively.

Long -term loan and current portion of long-term loan consisted of the following:

	March 31,	December 31,
	2018	2017
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by August 25, 2019.	$4,776,918	$5,379,319
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,194,230	1,152,711
Loan payable to Song, Hui	587,593	568,671

Total	$6,558,741	$7,100,701

As of March 31, 2018, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$2,553,263
Year 2	4,170,282
Total	$6,723,545

 The Company recognized interest expenses of $108,081 and $130,802 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 9 - NOTES PAYABLE

Notes payable balance of $1,194,229 consists of loans provided by non-related parties as working capital to the Company. These loans were non-interest bearing and with maturity date of June 30, 2018.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS DEFICIT

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 3, 2015, the Board of Directors affected a forward split of the outstanding common stock the Company, such that each share of outstanding common stock be converted into 15 shares of common stock as of September 3, 2015, the record date. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

Common Share Issuances

On January 11, 2016, pursuant to an Investment Agreement, the Company issued 129,475,000 shares of its common stock for cash consideration of $64,738.

As of March 31, 2018, the Company have 280,000,000 common shares outstanding.

Paid-in Capital

For the year ended December 31, 2015, the owner of the Company has contributed capital of $1,621,337 as paid-in capital of the Company and converted debt of $14,303,150 into paid-in capital of the Company.

NOTE 11 – RELATED PARTY TRANSACTIONS

*Account receivable and sales from related parties

The Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $171,664, with related cost of $107,567 for the three months ended March 31, 2018. This transaction was reflected in the revenue and cost of goods sold.

Ms.Hui Song was the Company’s former sales director. In 2013, Ms Hui Song resign and she no longer has any significant control or influence over the Company therefore she was no longer considered a related party. Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song, and Yantai Zongbao Tele-Agriculture Service Co., Ltd., a related company of Ms. Hui Song, were also no longer considered as related parties of the Company. The Company did not make sales to any related party for the three months ended March 31, 2017.

The Company has account receivable balance of $314,751 and $107,586 from Jilin Jiliang Zongbao Biological Technology Co., Ltd.as of March 31, 2018 and December 31, 2017 respectively.

The Company has account receivable balance of $66,881 and $64,555 from Yantai Zongbao Tele-Agriculture Service Co., Ltd., as of March 31, 2018 and December 31, 2017 respectively.

*Due from Related Parties

The Company have no due from related party balance as of March 31, 2018 and December 31, 2017.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Account payable and purchase from related parties

The Company purchased fertilizer manufacturing equipment of $107,567 from Shanghai Aoke Chemicals Co., Ltd. a related company of the Company, for the three months ended March 31, 2018. Shanghai Aoke Chemicals Co., Ltd. was 95% controlled by Mr. Lirong Wang, CEO and majority shareholder of the Company.

The Company purchased fertilizer of $459,421 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms.Hui Song,for the three months ended March 31, 2018.

The account payable - related party balance from Shanghai Aoke Chemicals Co., Ltd. was $127,384 as of March 31, 2018. And the account payable balance from Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $525,461 as of March 31, 2018.

The Company did not purchase material or equipment from related parties for the three months ended March 31, 2017.

*Due to related party

Balance due to related parties below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing and without maturity date.

	March 31,	December 31,
	2018	2017	Relationship
Mr. Lirong Wang	4,976,715	4,025,356	The CEO and Chairman of the Company
Ms. Xueying Sheng	175,036	230,730	The former CFO of the Company
Mr. Guohua Lin	10,717	102,462	One of the Company’s shareholders
Total	5,162,468	4,358,548

The Company borrowed $1,213,842 from Mr. Lirong Wang, and repaid $77,356 for the three months ended March 31, 2018.

The Company borrowed $19,493 from Ms. Xueying Sheng, and repaid $82,728 for the three months ended March 31, 2018.

The Company borrowed $76,613 from Mr. Guohua Lin, and repaid $170,903 for the three months ended March 31, 2018.

The Company has other payable balance of $884,465 and $853,716 to Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song (former related party), as of March 31, 2018 and December 31, 2017.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2018 and 2017.

	For the three months ended
	March 31,
Customer	2018		2017
	Amount	%	Amount	%
A	N/A	N/A	30,133	14%
B	626,267	52%	N/A	N/A
C	314,634	26%	N/A	N/A
D	171,664	14%	N/A	N/A

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2018 and 2017.

	For the three months ended
	March 31,
Suppliers	2018		2017
	Amount	%	Amount	%
A	N/A	N/A	1,683	46%
B	459,421	76%	N/A	N/A
C	107,567	18%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

	March 31, 2018		December 31, 2017
China	$29,869	100%	$9,051	100%
Total cash and cash equivalents	$29,869	100%	$9,051	100%

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the three months ended March 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the three months ended March 31, 2018 and 2017, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, ZongbaoCangzhou, Muliang Sales, Fukang, Agritech Development, Zhongliang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
US Statutory income tax rate	21%	35%
Lower rates in PRC, net	-	(10)%
Valuation allowance	(21%)	(25)%
Total	-	-

All of our entities incurred a net loss for the three months ended March 31, 2018 and 2017, except Zongbao generated a net income of $446,073 for the three months ended March 31, 2018.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

.

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

March 31, 2018

PRC income tax at statutory rate	3,147,631
Less: valuation allowance	(3,147,631)
Net deferred tax asset	-

 NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Fertilizer and forage grass	$1,188,020	$83,491	$682,779	$68,738
Apple orchard	-	-	-	-
Total	$1,188,020	$83,491	$682,779	$68,738

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. The following discussion contains forward-looking statements relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Business Overview

We are principally engaged in the fertilizer and forage grass processing and distribution business in the People’s Republic of China (“PRC”).

Through our patented technology, we process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizer rich in small molecules, easily absorbed by crops in 3 hours. Straws are common agricultural by-product. In PRC, farmers usually burn the straw down to remove the straws efficiently in order to continue farming on the same land. These activities have resulted in serious air pollution and damage the surface structure of the soil. We change waste into treasure by recycling the straws into organic fertilizer, and effectively reduced air pollution. The straw organic fertilizer we produce does not contain the heavy metals, antibiotics, and harmful bacteria that is common in the traditional manure fertilizer. The organic matter content in our organic fertilizer is also much higher than the national standard. It can effectively reduce the use of chemical fertilizers and pesticides, and reduce the penetration of large chemical fertilizers and pesticides into the soil and thus avoid water pollution. Therefore, our fertilizer can effectively improve soil, improve soil fertility, and improve the quality and safety of agricultural products.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $16,040,882 and $16,118,404 as of March 31, 2018 and December 31, 2017. Our cash balances as of March 31, 2018 and December 31, 2017 were $29,869 and $9,051, respectively. We had short-term payable of $16.8 million at March 31, 2018, which is due within the next 12 months. In addition, we had a working capital deficit of $14,909,480 and $13,144,219 at March 31, 2018 and December 31, 2017 respectively. These matters raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company obtained capital contribution of approximately $16 million in 2015 from its shareholders which successfully improved the Company’s financial position as of March 31, 2018.The Company expected to have more capital contribution from its shareholders in the near future.

Principles of Consolidation

The consolidated financial statements include the accounts of Mullan Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Zongbao Cangzhou, Muliang Sales, Zhonglian, and Yunnan Muliang. All intercompany transactions and account balances are eliminated in consolidation.

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

Sales revenue represents the invoiced value of goods, net of value-added tax, or VAT. Our products sold and services provided in China are subject to VAT of 13% of gross sales price before May 1, 2018.The VAT rate changed to 11% from May 1, 2018 according to the announcement of National Tax Bureau dated April 4, 2018. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product. We recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Rent Income

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company currently leased all the building of the plants and the Land use right in Shanghai City to third parties as warehouse and workplace. The Company recognizes building and land use right leasing income over the beneficial period described by the agreement, as the income is realized or realizable and earned.

The related rent expense mainly represents the depreciation expense of the buildings and land use right.

The rent income, net off the rent expense, was presented as other income in the consolidated statements of operations and comprehensive loss.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We compute our provision for income taxes based on the statutory tax rates and tax planning opportunities available to us in the PRC. Significant judgment is required in evaluating our tax positions and determining our annual tax position.

New Accounting Standards

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 20140-9, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Results of Operations

We are principally engaged in the organic fertilizer and forage grass processing and distribution business in PRC.

Currently, a majority of our revenue is derived from our organic fertilizer business. In 2017, we started promoting our powdery organic fertilizer more aggressively as it was easier to be absorbed by soil and plants, compared with the granular organic fertilizer.

In 2017, the Management also started to focus on planning and developing the forage grass planting business and the agricultural products (food) electronic trading platform with safe shell traceability. Neither of the above-mentioned businesses generated revenue for the three months ended March 31, 2018.

For the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended March 31,
	2018	2017	Fluctuation
	$	$	$	%
Revenues	1,188,020	83,491	1,104,529	1323%
Cost of goods sold	682,779	68,738	614,041	893%
Gross profit	505,241	14,753	490,488	3325%
Gross margin	43%	18%
Operating expenses:
General and administrative expenses	392,510	416,537	(24,027)	-6%
Selling expenses	23,317	54,941	(31,624)	-58%
Total operating expenses	415,827	471,478	(55,651)	-12%
Loss from operations	89,414	(456,725)	546,139	-120%
Other income (expense):
Interest expense	(108,081)	(130,802)	22,721	-17%
Subsidy income	2,188		2,188	N/A
Rent net income	73,526	11,216	62,310	556%
Other income (expense), net	(9,176)	1,718	(10,894)	-634%
Total other income (expense)	(41,543)	(117,868)	76,325	-65%
Loss before income taxes	47,871	(574,593)	622,464	-108%
Income taxes	0	0
Net income (loss)	47,871	(574,593)	622,464	-108%

Revenue. Total revenue increased from $83,491 for the three months ended March 30, 2017 to $1,188,020 for the same period in 2018, which represented an increase of $1,104,529, or approximately 1323%. The significant increase in revenue was mainly due to a larger demand for our organic fertilizer products from three final customers for the three months ended March 31, 2018.

Cost of sales. Cost of sales increased from $68,738 for the three months ended March 31, 2017 to $682,779 for the three months ended March 31, 2018, which represented an increase of approximately $614,041, or 893%. The significant increase in cost of sales was in line with the significant increase in our revenue from fertilizer sales for the same period.

Gross Profit (loss). The gross profit sharply increased from $14,753 for the three months ended March 31, 2017 to gross profit of $505,241 for the three months ended March 31, 2018. The gross margin increased from 18% for the three months ended March 31, 2017 to 43% for the three months ended March 31, 2018. The gross margin of 43% represents our normal operation result of sales to final customers. We turned to sell powdery organic fertilizer instead of granular organic fertilizer for the three months ended March 31, 2018, as powdery organic fertilizer has an higher gross margin than granular organic fertilizer. And we expected to maintain the gross margin around 45% in the near future.

Expenses. We incurred $23,317 in selling expenses for the three months ended March 31, 2018, compared to $54,941 for the three months ended March 31, 2017. We incurred $392,510 in general and administrative expenses for the three months ended March 31, 2018, compared to $416,537 for the three months ended March 31, 2017. Selling, general and administrative expenses decreased by $55,651, or 12% for the three months ended March 31, 2018 as compared to the same period in 2017. Our selling expenses decreased by $31,624 and our general and administrative expenses decreased by $24,027. The decrease in our selling expenses was mainly due to resignation of some of the employees in selling department before the spring festival. And our general and administrative expenses maintained stable for the three months ended March 31, 2018.

Interest income (expense). We incurred $108,081 in interest expense during the three months ended March 31, 2018, compared with interest expense of $130,802 for the three months ended March 31, 2017.

Net Income (loss). Our net income was $47,871 for the three months ended March 31, 2018, compared with net loss of $574,593 for the three months ended March 31, 2017. We ceased to lose and begin to turn out a profit because we increased our revenue and gross profit sharply for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2018 and December 31, 2017 our working capital deficit was $14,909,480 and $13,144,219, respectively, mainly reflecting increases in our current liability, including $ 809,992 increase in short term loan payable, $511,785 increase in accounts payable and accrued payable.

We have financed our operations over the three months ended March 31, 2018 and 2017 primarily through cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Three Months Ended
	March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(995,260)	$(841,403)
Net cash used in investing activities	(752,397)	1,322,342
Net cash provided by financing activities	(222,615)	(160,709)
Exchange rate effect on cash	570	(280,971)
Net cash inflow (outflow)	$20,818	$39,259

Cash Used in Operating Activities

Net cash provided by operating activities was $995,260 for the three months ended March 31, 2018. The net cash inflow consisted primarily of net income of $47,871 which was adjusted by depreciation and amortization of $223,491. The Company had an increase of $1,560,502 in other payable, an increase of $540,560 in our advance from customers, an increase of $125,853 in account payable-related party, a decrease of $37,661 in inventory which were offset by an increase of $568,309 in accounts, receivable, an increase of $377,045 in account receivable - related party, and a decrease of $489,512 in account payable and accrued payable.

Net cash used in operating activities was $839,114 for the three months ended March 31, 2017.The net cash outflow consisted primarily of net loss of $574,593 which was adjusted by depreciation and amortization of $202,254, bad debt expense of $152,040. The Company had a decrease of $324,318 in account receivable, a decrease of $47,610 in our inventories, a decrease of $29,006 in prepaid expense, an increase of $421,323 in other payable which were offset by a decrease of $1,426,748 in accounts payable and accrued payables, and an increase of $16,831 in advances to suppliers.

Cash Provided by Investing Activities

Net cash used in investing activities was $752,397 for the three months ended March 31, 2018. The activities primarily consisted of purchase of biological assets of $7,313, and investment in construction in progress of $745,084.

Net cash provided by investing activities was $1,322,342 for the three months ended March 31, 2017. The activities primarily consisted of purchase of biological assets of $19,834, and the proceeds from our related party of $1,342,176 for the three months ended March 31, 2017.

Cash Used in Financing Activities

Net cash used in financing activities was $222,615 for the three months ended March 31, 2018. During the period, cash used in financing activities consisted of the repayment to related parties of $222,615, repayment of short-term loans of $786,584 offset by proceeds from notes payable of $786,584.

Net cash used in financing activities was $160,709 for the three months ended March 31, 2017. During the period, cash used in financing activities consisted of the capital borrowing of $124,563 from related parties, proceeds of $725,881 from long term borrowing, offset by repayment of $1,011,153 in short term loan.

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of capital contribution from our current shareholders, equity financing from the sale of shares of our common stock or renewing our current obligations with loaners. We may also seek to obtain short-term loans from our directors or unrelated parties. Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of March 31, 2018
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$6,723,545	$2,553,263	$4,170,282	$-	$-
Others	-	-	-	-	-
	$6,723,545	$2,553,263	$4,170,282	$-	$-

Commitments for Capital Expenditure

We have invested $754,148 in a goat slaughterhouse located in Shuangbai County, Chuxiong City, Yunnan Province, PRC as of March 31, 2018. And we expected to complete the slaughterhouse in 2019 with total investment of around $1,433,75.

Off Balance Sheet Items

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: May 15, 2018	MULLAN AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)

