Form 10-Q
period 2018-06-30
MULLAN AGRITECH, INC.
filed 2018-08-14
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2018, the registrant had 281,708,590 shares of its common stock outstanding.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Mullan Agritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31 2017

	June 30,	December 31,
	2018	2017
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$20,767	$9,051
Accounts receivable, net	2,417,683	358,516
Inventories, net	668,649	412,648
Prepaid expenses	556,745	23,076
Other receivables, net	72,186	67,597
Total Current Assets	3,736,030	870,888

Property, plant and equipment, net	16,626,752	16,216,429
Intangible assets, net	2,433,643	2,505,967
Other assets and deposits	455,041	454,771

Total Assets	$23,251,466	$20,048,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$156,366	$159,074
Current portion of long-term debt	2,266,169	1,998,033
Accounts payable and accrued payables	4,639,773	3,975,899
Advances from customers	593,518	21,986
Other payables	728,581	982,909
Due to related party	1,397,220	4,441,087
Total Current Liabilities	9,774,952	11,578,988

Long-term loans	7,872,850	7,538,787
Total Liabilities	17,654,477	19,117,775

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 281,708,590 and 280,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	28,170	28,000
Additional paid in capital	19,376,318	16,795,185
Accumulated deficit	(13,895,015)	(16,118,404)
Accumulated other comprehensive loss	126,860	240,402
Stockholders’ Equity (Deficit) - Mullan Agritech, Inc. and Subsidiaries	5,636,333	945,183
Non-controlling interest	(39,344)	(14,903)
Total Stockholders’ Equity (Deficit)	5,596,989	930,280
Total Liabilities and Stockholders’ Equity	$23,251,466	$20,048,055

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$5,567,453	$70,644	$6,755,473	$154,135
Cost of goods sold	2,943,028	54,527	3,625,807	123,265
Gross profit (loss)	2,624,425	16,117	3,129,666	30,870

Operating expenses:
General and administrative expenses	278,984	259,840	671,494	676,377
Selling expenses	141,085	15,600	164,402	70,541
Total operating expenses	420,069	275,440	835,896	746,918

Income (Loss) from operations	2,204,356	(259,323)	2,293,770	(716,048)

Other income (expense):
Interest expense	(115,988)	(122,254)	(224,069)	(253,056)
Subsidy income	(4)	-	2,184	-
Rental income, net	74,997	82,583	148,523	93,799
Other income (expense), net	(16,179)	(38,280)	(25,355)	(36,562)
Total other income (expense)	(57,174)	(77,951)	(98,717)	(195,819)

Income (Loss) before income taxes	2,147,182	(337,274)	2,195,053	(911,867)

Income taxes	-	25,885	-	25,885

Net income (loss)	2,147,182	(363,159)	2,195,053	(937,752)

Net income (loss) attributable to non-controlling interest	(28,336)	(1,532)	(28,336)	(4,693)
Net income (loss) attributable to Mullan Agritech, Inc. common stockholders	$2,175,518	$(361,627)	$2,223,389	$(933,059)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(133,936)	36,329	(109,647)	63,622

Total Comprehensive income (loss)	$2,013,246	$(326,830)	$2,085,406	$(874,130)
Total comprehensive (income) loss attributable to noncontrolling interests	(1,312)	26,353	(24,441)	(4,295)
Total comprehensive income attributable to Mullan Agritech, Inc. common stockholders	2,014,558	(325,183)	2,109,847	(869,835)

Earnings per common share
Basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted average common shares outstanding
Basic	280,018,724	280,000,000	280,009,362	280,000,000
Diluted	280,018,724	280,000,000	280,009,362	280,000,000

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,195,053	$(937,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	504,757	382,517
Bad debt expense	-	21,895
Changes in assets and liabilities:
Accounts receivable	(2,147,214)	340,649
Inventories	(273,463)	70,009
Advances to suppliers	(94,546)	(2,551)
Prepaid expenses	(66,146)	42,297
Other receivables	(5,968)	(31,627)
Accounts payable and accrued payables	1,007,098	(1,431,382)
Accounts payable - related party	125,658	-
Advances from customers	594,598	2,342
Other payables	144,926	649,462
Net cash provided by (used in) operating activities	1,984,753	(894,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of apple orchard	-	(53,837)
Purchase of plant and equipment	(73,603)	(5,010)
Repayment from related party	-	1,387,133
Long term investment	-	(727)
Increase in construction in progress	(1,516,880)	-
Net cash provided by (used in) investing activities	(1,590,483)	1,327,559

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Repayment to) long-term loans, net	1,581,813
Proceeds from (Repayment to) related party, net	(3,522,824)	(29,406)
Repayment of short-term loans	(785,361)	(285,846)
Proceeds from stock issuance	2,344,444	-
Net cash used in financing activities	(381,928)	(315,252)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(626)	(127,597)

NET INCREASE (DECREASE) IN CASH	11,716	(8,704)
CASH, BEGINNING OF PERIOD	9,051	17,213
CASH, END OF PERIOD	$20,767	$8,509
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$193,627	$286,519
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to short term loan	$1,099,505	$-
Related party debt converted to common shares	$326,348	$-

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(Unaudited)

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

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Ningling Fertilizer, Mullan Agritech, Zhonglian, and Yunnan Muliang are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the six months ended June 30, 2018 and 2017, the Company reported net income of $2,195,053 and net loss of $937,752, respectively. The Company had working capital deficit of approximately $6.05 million and $13.14 million as of June 30, 2018 and December 31, 2017. Although the Company had net cash inflow of $1,984,753 and net cash outflow of $894,141 from its operating activities during the six months ended June 30, 2018 and 2017. The Company generated income from operation of $2,293,770 and incurred interest expense of $224,069 for the six months ended June 30, 2018. The overall situation of the Company raise a substantial doubt as to whether the Company may continue as a going concern.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, renew its current loans, and to improve its operations upon its modified fertilizer factories. The Company obtained capital contribution of approximately $16 million in 2015 and $2.7 in the first half of 2018 from its shareholders. The Company expects to have more capital contribution from its shareholders in the near future.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).  The Company has reclassified certain line items on the statements of cash flows for the six months ended June 30,2018 in order to improve comparison with current periods presented.  The results of these change did not impact the Company’s previously reported results of operations or financial position.

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

(Unaudited)

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

(Unaudited)

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2018 and 2017.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the six months ended June 30, 2018 and 2017, rent income of $239,254 with related cost of $90,731, and rent income of $124,241 with related cost of $30,442, were recognized

Cost of Sales

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

(Unaudited)

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

Reclassification

Certain prior year balances have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings or financial position.

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for six months ended June 30, 2018 and 2017 was loss of $109,647 and gain of $63,622, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2018 and December 31, 2017 were translated at 6.6191 RMB to $1 USD and 6.5064 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the six months ended June 30, 2018 and 2017 were 6.3665 RMB and 6.8743 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018 and 2017.

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

(Unaudited)

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

The following table summarizes the carrying values of the Company’s financial instruments:

	June 30,	December 31,
	2018	2017

Cash	$20,767	$9,051
Accounts receivables, net	2,417,683	358,516
Other receivables	72,356	67,597
Short term loan	156,366	159,074
Current portion of long term debt	2,266,169	1,998,033
Long term loan	7,872,850	7,538,787

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

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC-280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in three business segments and in one geographical segment (China), as all of the Company’s current operations are carried in China.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017

Accounts receivable	$2,737,388	$683,758
Less: allowance for doubtful accounts	(319,705)	(325,242)
Total, net	$2,417,683	$358,516

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $0 and $21,895 for the six months ended June 30, 2018 and 2017.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30, 2018	December 31, 2017

Raw materials	$288,501	$118,198
Finished goods	380,148	294,450
Total, net	$668,649	$412,648

The Company did not recognized loss from inventory impairment for the six months ended June 30, 2018 and 2017.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	June 30,	December 31,
	2018	2017

Employee’s portion of social benefits	$4,557	$7,728
Utilities receivables	-	5,472
Employee advances	8,796	4,996
Loan to unrelated party	54,388	46,108
Others	4,445	3,293
	72,186	67,597
Less: Allowance for doubtful accounts	-	-
Total, net	$72,186	$67,597

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company did not take allowance for accounts as of June 30, 2018 and December 31, 2017.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2018 and December 31, 2017 consisted of:

	June 30,	December 31,
	2018	2017
Building	$13,370,369	$13,603,224
Operating equipment	2,905,408	2,968,880
Vehicle	81,971	58,492
Office equipment	42,829	18,500
Apple Orchard	984,362	1,029,230
Construction in progress	1,071,476	-
	18,456,415	17,678,326
Less: accumulated depreciation	(1,829,663)	(1,461,897)
Total, net	$16,626,752	$16,216,429

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the six months ended June 30, 2018 and 2017, depreciation expense amounted to $473 ,925 and $353,962, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,071,476 represents the investment of a goat slaughterhouse located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2018	2017

Land use rights	$2,823,496	$2,872,403
Non-patented technology	15,107	15,369
	2,838,603	2,887,772
Less: accumulated amortization	(404,960)	(381,805)
Total, net	$2,433,643	$2,505,967

For the six months ended June 30, 2018 and 2017, amortization of intangible assets amounted to $30,832 and $28,269, respectively.

NOTE 8 – LOANS PAYABLE

Short-term loan of $156,366 represents balance due to Shanghai Jinshan Limin Micro Loan Co., Ltd., with annual interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018. The Company extended another six months until September 2, 2018 with the same terms.

Long-term loans represent amounts due to lenders that are due more than one year, whose balance was $6,685,897 and $6,340,621 as of June 30, 2018 and December 31, 2017 respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – LOANS PAYABLE (CONTINUED)

Long -term loan and current portion of long-term loan consisted of the following:

	June 30,	December 31,
	2018	2017
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by August 25, 2019.	$4,532,338	$5,379,319
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,133,085	1,152,711
Long-term loans and interest payable to individuals and entities	4,473,596	3,004,790
	10,139,019	9,536,820
Current portion of long-term loans payable	2,266,169	1,998,033
Total, net	$7,872,850	$7,538,787

Current portion of long-term loans payable to Agricultural Bank of China amounted to $2,266,169 as of June 30, 2018 and $1,998,033 as of December 31, 2017.

As of June 30, 2018, the Company’s future loan obligations according to the terms of the long-term agreement are as follows:

Year 1	$2,266,169
Year 2	7,872,850
Total	$10,139,019

The Company recognized interest expenses of $224,069 and $253,056 for the six months ended June 30, 2018 and 2017, respectively.

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS DEFICIT (CONTINUED)

Common Share Issuances

On June 29, 2018, the outstanding amount $326,348 due to Mr Wang, CEO and Chairman of the Company, were converted into 216,000 shares of Common Shares at $1.51 per share.

On June 29,2018 the Company issued 1,492,590 common shares of the Company at $1.51 for proceeds of $2,255,111 to Mr Wang, CEO and Chairman of the Company.

As of June 30, 2018, the Company have 281,708,590 common shares outstanding.

NOTE 10 – RELATED PARTY TRANSACTIONS

Ms. Hui Song was the Company’s former sales director. In 2013, Ms. Hui Song resigned and she no longer has any significant control or influence over the Company therefore she was no longer considered a related party. Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song, and Yantai Zongbao Tele-Agriculture Service Co., Ltd., a related company of Ms. Hui Song, were also no longer considered as related parties of the Company.

*Account receivable and sales to Ms. Hui Song and its associated

 For the six months ended June 30, 2018, the Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $171,397, with related cost of $107,400. This transaction was reflected in the revenue and cost of goods sold  .

 As of June 30, 2018 and December 31, 2017, the Company has account receivable balance of $192,882 and $0 from Jilin Jiliang Zongbao Biological Technology Co., Ltd. respectively.

As of June 30, 2018 and December 31, 2017, the Company has account receivable balance of $63,456 and $64,555 from Yantai Zongbao Tele-Agriculture Service Co., Ltd., respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Account payable and purchase from Ms. Hui Song and its associated

 For the six months ended June 30, 2018, the Company purchased fertilizer of $2,246,132 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song. As of June 30, 2018, account payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $366,364.

As of June 30, 2018, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms Hui Song were of $839,180 and $558,988, respectively.

 *Account payable to and purchase from related parties

 For the six months ended June 30, 2018, the Company purchased fertilizer manufacturing equipment of $107,400 from Shanghai Aoke Chemicals Co., Ltd, an entity controlled by Mr. Lirong Wang, CEO and majority shareholder of the Company. As of June 30, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $120,862.

For the six months ended June 30, 2017, the Company did not purchase material or equipment from related parties.

*Due to related party

Outstanding balance due to Mr. Lirong Wang and Mr. Guihua Lin below are advances from related parties for working capital of the Company which are mainly due on demand, non-interest bearing, unsecured, and without maturity date unless further disclosed.

	June 30,	December 31,
	2018	2017	Relationship
Mr. Lirong Wang	1,081,534	4,025,356	CEO and Chairman of the Company
Ms. Xueying Sheng	315,686	313,269	Controller/Accounting Manager of the Company
Mr. Guohua Lin	-	102,462	One of the Company’s shareholders
Total	1,397,220	4,441,087

For the six months ended June 30, 2018, the Company borrowed $834,551 from Mr. Lirong Wang, and repaid $3,818,193. On June 29, 2018, the amount due to Mr. Wang of $326,348 was converted into common shares.

For the six months ended June 30, 2018, the Company borrowed $93,301 from Mr. Guohua Lin, and repaid $187,278.

On September 6, 2016, the Company borrowed $151,078 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 45%.

In November 2017 and December 2017, the Company borrowed $52,877 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 20%.

For the six months ended June 30, 2018, the Company borrowed $45,323 from Ms. Xueying Sheng. The Loan is unsecured, without maturity and non-interest bearing.

For the six months ended June 30,2018, the Company repaid $118,857 to Ms. Xueying,Sheng.

Interest expenses for related party loans payable above were $19,606 and $30,718 for the six months ended June 30, 2018 and 2017, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2018 and 2017.

	For the six months ended
	June 30,
Customer	2018		2017
	Amount	%	Amount	%
A	N/A	N/A	33,568	12%
B	1,752,925	26%	N/A	N/A
C	1,225,163	18%	N/A	N/A

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2018 and 2017.

	For the six months ended
	June 30,
Suppliers	2018		2017
	Amount	%	Amount	%
A	N/A	N/A	12,382	13%
B	N/A	N/A	16,967	18%
C	N/A	N/A	10,100	11%
D	2,246,132	56%	N/A	N/A
E	583,465	15%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

	June 30, 2018		December 31, 2017
China	$20,767	100%	$9,051	100%
Total cash and cash equivalents	$20,767	100%	$9,051	100%

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – INCOME TAXES

United States

Mullan Agritech is established in the State of Nevada in the United States and is subject to Nevada State and US Federal tax laws.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the six months ended June 30, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the six months ended June 30, 2018 and 2017, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, ZongbaoCangzhou, Muliang Sales, Fukang, Agritech Development, Zhongliang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Six Months Ended
	June 30,	June 30,
	2018	2017
US Statutory income tax rate	21%	35%
Lower rates in PRC, net	-	(10)%
Valuation allowance	(21)%	(25)%
Total	-	-

As of June 30, 2018, Mullan Agritech has approximately $102,000 of unused net operating losses (“NOLs”) available for carrying forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

As of June 30, 2018, the Company’s subsidiaries in PRC had net taxable operating loss carry forwards of approximately $13,291,961.  The PRC income tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $3,322,990 was recorded.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

June 30, 2018

PRC income tax at statutory rate	3,322,990
Less: valuation allowance	(3,322,990)
Net deferred tax asset	-

NOTE 13 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Fertilizer sales	$6,586,449	$154,135	$3,467,725	$123,265
Agricultural products (food) sales	169,024		158,082
Total	$6,755,473	$154,135	$3,625,807	$123,265

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

Business Overview

We are principally engaged in the fertilizer processing and distribution business in the People’s Republic of China (“PRC”).

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

We are committed to ensuring the quality and safety of agricultural products as the center of the company’s industry. Therefore, we are actively evaluating and operating the sales of high-quality and safe agricultural products (food) while providing high-quality and safe straw organic fertilizer for agricultural production. And has cooperated with the Ministry of Science and Technology of China, the Ministry of Agriculture, the General Administration of Quality Supervision, Inspection and Quarantine, and other relevant departments of the state wisdom of large agriculture cooperation, operating and sales of national wisdom large agriculture certified quality traceable agricultural products (food), and plans to establish only sales quality can be guaranteed And agricultural products (food) electronic trading platform with safe shell traceability.

In addition, in 2014, we rented 350 mu (about 57.66 acres) of mountainous land as apple farm and use our own fertilizer, to demonstrate the advantages of our straw organic fertilizer. We did not generate any revenue for apple sales for the six months ended June 30, 2018 and 2017, as apples were not ripe for sale until the fourth quarter each year. In addition, we expect our apple trees to become commercially productive in the fourth quarter of 2019.

Currently, all of our production takes place in the fertilizer plants located in Weihai City, Shandong Province, PRC. All of our fertilizer plants in Weihai City produced the straw organic fertilizer, which is our main product currently and in the near future. We decided to make technological improvement for our existing straw organic fertilizer production lines in the following aspects: (1) adopt more advanced automatic control technology for raw material feed to shorten the feeding time of raw material, and (2) manufacture powdery organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process. We estimated we would be able to increase our production capacity significantly through the technical improvement.

We have fertilizer facility and new fertilizer plants in the suburb of Shanghai City. The new plant located in Shanghai was completed in June 2016. Due to the requirements for urban environmental protection, we are not using the fertilizer plants in Shanghai City to manufacture straw organic fertilizer currently. We leased an 8,165-square-meter factory area to Yu Shuai (Shanghai) Industrial Development Co., Ltd. as office and warehouse from January 1, 2018 to December 31, 2027 with an annual rent of $320,631 for the first three years. The rent will increase by 10% every three years according to the agreement. In addition, we have leased a 1,500-square-meter factory area to Shanghai Yanwu standard parts Co., Ltd. for a period of five years from June 29, 2017, with an annual rent of $45,493 for the first three years and an annual rent of $47,768 for the last two years.

On October 16, 2017, we entered into a lease agreement to rent the land use right of an area of 15 mu (about 2.47 acres), located in Shanghai City, to China Huaxi Limited Company, from November 21, 2017 to November 20, 2027. The annual rent was $97,980 for the first three years. The rent will increase by 10% every three years according to the agreement.

Our fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” Our customers are mainly located in provinces of Jiangsu, Zhejiang and Shandong.

In addition, we have invested $1,516,361 in a goat slaughterhouse located in Shuangbai County, Chuxiong City, Yunnan Province, PRC as of June 30, 2018. The total planned investment of the goat slaughterhouse is $12,086,235 (RMB80,000,000) and is expected to be completed in 2019.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $13,895,015 and $16,118,404 as of June 30, 2018 and December 31, 2017. Our cash balances as of June 30, 2018 and December 31, 2017 were $20,767 and $9,051, respectively. Our current liabilities were $9,774,952 at June 30, 2018, which is due within the next 12 months. In addition, we had a working capital deficit of $6,038,922 and $10,708,100 at June 30, 2018 and December 31, 2017, respectively. These matters raise doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had net cash inflow of $1,984,753 and net cash outflow of $894,141 from its operating activities during the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the Company issued common stock for a proceeds of $2,344,444. The Company also successfully made a significant net income instead of suffering a loss. All of the above improved the Company’s financial position significantly as of June 30, 2018.The Company expected to generate net income in a larger amount in the near future.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC.

Currently, about 97% of our revenue is derived from our organic fertilizer business. In 2017, we started promoting our powdery organic fertilizer more aggressively as it was easier to be absorbed by soil and plants, compared with the granular organic fertilizer. As a result, powdery organic fertilizer sales accounted for a majority of our organic fertilizer sales.

During the six months ended June 30, 2018, the Management also started to develop the sales of agricultural products (food). Sales from agricultural products (food) accounted for around 3% of our total sales currently.

For the six months ended June 30, 2018, we received capital contribution of approximately $2.7 million from our shareholder. We also generated a significant net income instead of suffering a loss. All of which improved the Company’s financial position significantly as of June 30, 2018. We expected to generate net income in a larger amount in the near future.

For the Three Months Ended June 30, 2018 and 2017

	For the Three Months Ended
	June 30,
	2018	2017	Fluctuation
	$	$	$	%
Revenues-fertilizer	5,398,429	70,644	5,327,785	7542%
Revenues-agricultural products	169,024	-	169,024	N/A
Subtotal of revenue	5,567,453	70,644	5,496,809	7781%
Cost-fertilizer	2,784,946	54,527	2,730,419	5007%
Cost- agricultural products	158,082	-	158,082	N/A
Subtotal of cost	2,943,028	54,527	2,888,501	5297%
Gross profit	2,624,425	16,117	2,608,308	16184%
Gross margin	47%	23%
Operating expenses:
General and administrative expenses	278,984	259,840	19144	7%
Selling expenses	141,085	15,600	125485	804%
Total operating expenses	420,069	275,440	144,629	53%
Income(loss) from operations	2,204,356	(259,323)	2,463,679	-950%
Other income (expense):
Interest expense	(115,988)	(122,254)	6,266	-5%
Subsidy income	(4)	-	-4	N/A
Rent net income	74,997	82,583	-7,586	-9%
Other income (expense), net	(16,179)	(38,280)	22,101	-58%
Total other income (expense)	(57,174)	(77,951)	20,777	-27%
Income before income taxes	2,147,182	(337,274)	2,484,456	-737%
Income taxes	-	25,885	(25,885)	-100%
Net income (loss)	2,147,182	(363,159)	2,510,341	-691%

Revenue. Total revenue for organic fertilizer increased from $70,644 for the three months ended June 30, 2017 to $5,398,429 for the same period in 2018, which represented an increase of $5,327,785, or approximately 75 times. The significant increase in revenue was mainly due to a larger demand for our organic fertilizer products from large scale agricultural companies and farmer professional cooperatives for the three months ended June 30, 2018. We have developed more customers, such as Huizhou Sijilv Agricultural Products Co., Ltd., that are buying a large quantity of our products. We are continuing to obtain more stable customers in 2018.

We also began selling high quality agriculture foods in June 2018, and expect to increase the sales in the near future.

Cost of sales. Cost of sales for organic fertilizer increased from $54,527 for the three months ended June 30, 2017 to $2,784,946 for the three months ended June 30, 2018, which represented an increase of approximately $2,730,419, or 50 times. The significant increase in cost of sales was in line with the significant increase in our revenue from fertilizer sales for the same period.

Gross Profit (loss). The gross profit for organic fertilizer increased significantly from $16,117 for the three months ended June 30, 2017 to gross profit of $2,613,483 for the three months ended June 30, 2018. The gross margin increased from 23% for the three months ended June 30, 2017 to 48% for the three months ended June 30, 2018. The gross margin of 48% represents our normal operation result of sales to final customers. And the significant increase in gross margin was mainly due to a small quantity of depreciation for some idle equipment was recorded as the cost of goods sales unavoidably for the three months ended June 30, 2017. We turned to sell powdery organic fertilizer instead of granular organic fertilizer for the three months ended June 30, 2018, as powdery organic fertilizer has a higher gross margin than granular organic fertilizer. And we expected to maintain the gross margin around 45% in the near future.

The gross profit for agriculture products was $10,942, and gross margin turned to be around 6% for the three months ended June 30, 2018.

Expenses. We incurred $141,085 in selling expenses for the three months ended June 30, 2018, compared to $15,600 for the three months ended June 30, 2017. We incurred $278,984 in general and administrative expenses for the three months ended June 310 2018, compared to $259,840 for the three months ended June 30, 2017. Selling, general and administrative expenses increased by $144,629, or 53% for the three months ended June 30, 2018 as compared to the same period in 2017. Our selling expenses increased by $125,485 and our general and administrative expenses increased by $19,144. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. Our general and administrative expenses maintained stable for the three months ended June 30, 2018, and is expected to increase for the next quarter, as our sales continued to grow.

Interest income (expense). We incurred $115,988 in interest expense during the three months ended June 30, 2018, compared with interest expense of $122,254 for the three months ended June 30, 2017.

Net Income (loss). Our net income was $2,147,182 for the three months ended June 30, 2018, compared with net loss of $337,274 for the three months ended June 30, 2017. We ceased to incur losses and began to turn a profit because we increased our revenue and gross profit significantly for the three months ended June 30, 2018.

For the Six Months Ended June 30, 2018 and 2017

	For the Six Months Ended
	June 30,
	2018	2017	Fluctuation
	$	$	$	%
Revenues-fertilizer	6,586,449	154,135	6,432,314	4173%
Revenues-agricultural products	169,024	-	169,024	N/A
Subtotal of revenue	6,755,473	154,135	6,601,338	4283%
Cost-fertilizer	3,467,725	123,265	3,344,460	2713%
Cost- agricultural products	158,082	-	158,082	N/A
Subtotal of cost	3,625,807	123,265	3,502,542	2841%
Gross profit	3,129,666	30,870	3,098,796	10038%
Gross margin	46%	20%
Operating expenses:
General and administrative expenses	671,494	676,377	-4883	-1%
Selling expenses	164,402	70,541	93861	133%
Total operating expenses	835,896	746,918	88,978	12%
Income(loss) from operations	2,293,770	(716,048)	3,009,818	-420%
Other income (expense):
Interest expense	(224,069)	(253,056)	28,987	-11%
Subsidy income	2,184	-	2,184	N/A
Rent net income	148,523	93,799	54,724	58%
Other income (expense), net	(25,355)	(36,562)	11,207	-31%
Total other income (expense)	(98,717)	(195,819)	97,102	-50%
Income before income taxes	2,195,053	(911,867)	3,106,920	-341%
Income taxes	-	25,885	(25,885)	-100%
Net income (loss)	2,195,053	(937,752)	3,081,035	-329%

Revenue. Revenue for organic fertilizer increased from $154,135 for the six months ended June 30, 2017 to $6,586,449 for the same period in 2018, which represented an increase of $6,432,314, or approximately 42 times. The significant increase in revenue was mainly due to a larger demand for our organic fertilizer products from large scale agricultural companies and farmer professional cooperatives for the six months ended June 30, 2018. We developed more customers, such as Huizhou Sijilv Agricultural Products Co., Ltd., that are buying a large quantity of our products. We are continuing to obtain more stable customers in 2018.

We also started to sell high quality agriculture foods in June 2018, and expected to increase the sales of this business segment significantly in the near future.

Cost of sales. Cost of sales for organic fertilizer increased from $123,265 for the six months ended June 30, 2017 to $2,467,725 for the six months ended June 30, 2018, which represented an increase of approximately $3,344,460, or 27 times. The significant increase in cost of sales was in line with the significant increase in our revenue from fertilizer sales for the same period.

Gross Profit (loss). The gross profit for organic fertilizer increased significantly from $30,870 for the six months ended June 30, 2017 to gross profit of $3,118,724 for the six months ended June 30, 2018. The gross margin increased from 20% for the six months ended June 30, 2017 to 47% for the six months ended June 30, 2018. The gross margin of 47% represents our normal operation result of sales to final customers. The significant increase in gross margin was mainly due to a small quantity of depreciation for some idle equipment was recorded as the cost of goods sales unavoidably for the six months ended June 30, 2017. We turned to sell powdery organic fertilizer instead of granular organic fertilizer for the six months ended June 30, 2018, as powdery organic fertilizer has a higher gross margin than granular organic fertilizer. And we expect to maintain the gross margin around 45% in the near future.

The gross profit for agriculture foods was $10,942, and gross margin turned to be around 6% for the six months ended June 30, 2018.

Expenses. We incurred $164,402 in selling expenses for the six months ended June 30, 2018, compared to $70,541 for the six months ended June 30, 2017. We incurred $671,494 in general and administrative expenses for the six months ended June 310 2018, compared to $676,377 for the six months ended June 30, 2017. Selling, general and administrative expenses increased by $88,978, or 12% for the six months ended June 30, 2018 as compared to the same period in 2017. Our selling expenses increased by $93,861 and our general and administrative expenses decreased by $4,883. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. Our general and administrative expenses maintained stable for the six months ended June 30, 2018, and is expected to increase for the next quarter, as our sales continue to grow.

Interest income (expense). We incurred $224,069 in interest expense during the six months ended June 30, 2018, compared with interest expense of $253,056 for the six months ended June 30, 2017.

Net Income (loss). Our net income was $2,195,053 for the six months ended June 30, 2018, compared with net loss of $937,752 for the six months ended June 30, 2017. We ceased to incur losses and began to turn a profit because we increased our revenue and gross profit significantly for the six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2018 and December 31, 2017 our working capital deficit was $6,038,922 and $10,708,100, respectively, mainly reflecting increases in our current assets, including $2,147,214 increase in account receivable, with a decrease in our current liabilities such as due to related party.

We have financed our operations over the six months ended June 30, 2018 and 2017 primarily through proceeds from stock issuance and advances from related parties, and cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Six Months Ended
	June 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,984,753	$(894,141)
Net cash provided by (used in) investing activities	(1,590,483)	1,327,559
Net cash used in financing activities	(381,928)	(315,252)
Exchange rate effect on cash	(626)	(127,597)
Net cash inflow (outflow)	$11,716	$(8,704)

Cash Used in Operating Activities

Net cash provided by operating activities was $1,984,753 for the six months ended June 30, 2018. The net cash inflow consisted primarily of net income of $2,195,053 which was adjusted by depreciation and amortization of $504,757. The Company had an increase of $144,926 in other payable, an increase of $594,598 in our advance from customers, an increase of $125,658 in account payable-related party, which were offset by an increase of $2,147,214 in accounts receivable, an increase of $273,463 in inventory, and an increase of $94,546 in advance to suppliers.

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

Cash Provided by (used in) Investing Activities

Net cash used in investing activities was $1,590,483 for the six months ended June 30, 2018. The activities primarily consisted of purchase of plant and equipment of $73,603, and investment in construction in progress of $1,516,880.

Net cash provided by investing activities was $1,327,559 for the six months ended June 30, 2017. The activities primarily consisted of investment in apple orchard growing crops of $53,837 and plant and equipment of $5,010, offset by the repayment from our related party of $1,387,133 for the six months ended June 30, 2017.

Cash Used in Financing Activities

Net cash used in financing activities was $381,928 for the six months ended June 30, 2018. During the period, cash used in financing activities consisted of the repayment to related parties of $3,522,824, repayment of short term loan of $785,361, and offset by proceeds from stock issuance of $2,344,444, and proceeds from long-term loans of $1,581,813.

Net cash used in financing activities was $315,252 for the six months ended June 30, 2017. During the period, cash used in financing activities consisted of the capital borrowing of $29,406 paid to related parties, repayment of $285,846 for short term borrowing.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2018
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$10,139,019	$2,266,169	$7,872,850	$-	$-
Others	-	-	-	-	-
	$10,139,019	$2,266,169	$7,872,850	$-	$-

Commitments for Capital Expenditure

We have invested $1,071,476 in a goat slaughterhouse located in Shuangbai County, Chuxiong City, Yunnan Province, PRC as of June 30, 2018. We expect to outlay additional capital to complete the slaughterhouse in 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2018, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: August 14, 2018	MULLAN AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)

