Form 10-Q
period 2018-09-30
MULLAN AGRITECH, INC.
filed 2018-11-19
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 19, 2018, the registrant had 281,708,590 shares of its common stock outstanding.

MULLAN AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Mullan Agritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31 2017

	September 30,	December 31,
	2018	2017
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$41,775	$9,051
Accounts receivable, net	3,029,484	358,516
Inventories	501,983	412,648
Prepayments to suppliers and prepaid expenses	1,665,171	23,076
Other receivables, net	138,962	67,597
Total Current Assets	5,377,375	870,888

Property, plant and equipment, net	14,653,113	16,216,429
Intangible assets, net	2,331,667	2,505,967
Other assets and deposits	430,179	454,771

Total Assets	$22,792,334	$20,048,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$150,732	$159,074
Current portion of long-term debt	4,369,038	1,998,033
Accounts payable and accrued payables	5,457,721	3,975,899
Advances from customers	230,249	21,986
Other payables	882,727	982,909
Due to related party	238,792	4,441,087
Total Current Liabilities	11,329,259	11,578,988

Long-term loans	5,483,518	7,538,787
Total Liabilities	16,812,777	19,117,775

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 281,708,590 and 280,000,000 shares issued and outstanding as of September 30, 2018 and December 31,2017 respectively.	28,170	28,000
Additional paid in capital	19,376,318	16,795,185
Accumulated deficit	(13,712,252)	(16,118,404)
Accumulated other comprehensive loss	335,544	240,402
Stockholders’ Equity (Deficit) - Mullan Agritech Inc. and Subsidiaries	6,027,780	945,183
Noncontrolling interest	(48,223)	(14,903)
Total Stockholders’ Equity (Deficit)	5,979,557	930,280
Total Liabilities and Stockholders’ Equity	$22,792,334	$20,048,055

See accompanying notes to consolidated financial statements

MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$3,063,809	112,799	$9,819,282	266,934
Cost of goods sold	2,380,564	54,007	6,006,371	177,272
Gross profit (loss)	683,245	58,792	3,812,911	89,662

Operating expenses:
General and administrative expenses	413,731	511,305	1,085,225	1,187,682
Selling expenses	179,381	12,724	343,783	83,265
Total operating expenses	593,112	524,029	1,429,008	1,270,947

Income (Loss) from operations	90,133	(465,237)	2,383,903	(1,181,285)

Other income (expense):
Interest expense	(102,331)	(134,236)	(326,400)	(387,292)
Subsidy income	(49)		2,135	-
Rental income,net	21,155	-	169,678	-
Other income (expense), net	172,722	33,686	147,367	90,923
Total other income (expense)	91,497	(100,550)	(7,220)	(296,369)

Income (Loss) before income taxes	181,630	(565,787)	2,376,683	(1,477,654)

Income taxes	-	260	-	26,145

Net income (loss)	181,630	(566,047)	2,376,683	(1,503,799)

Net income (loss) attributable to noncontrolling interest	(29,469)	(2,207)	(29,469)	(6,900)
Net income (loss) attributable to Mullan Agritech Inc. common stockholders	211,099	(563,840)	2,406,152	(1,496,899)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	91,291	32,692	91,291	96,314

Total Comprehensive loss	$272,921	(533,355)	2,467,974	(1,407,485)
Total comprehensive (income) loss attributable to noncontrolliing interests	(1,177)		(25,618)
Total comprehensive (income) loss attributable to Mullan Agritech Inc. common stockholders	274,098		2,493,592

Earnings per common share
Basic and diluted	$0.00	(0.00)	0.01	(0.01)

Weighted average common shares outstanding
Basic	281,708,590	280,000,000	280,569,530	280,000,000
Diluted	281,708,590	280,000,000	280,569,530	280,000,000

See accompanying notes to consolidated financial statements

  MULLAN AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,376,683	$(1,503,799)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,128,807	575,139
Bad debt expense	-	22,115
Changes in assets and liabilities:
Restricted cash	-	1,055
Accounts receivable	(2,835,455)	333,558
Inventories	(116,987)	61,739
Advances to suppliers	(39,321)	(5,539)
Prepaid expenses	(152,078)	126,898
Other receivables	(78,968)	(2,560)
Accounts payable and accrued payables	948,810	(1,409,172)
Accounts payable - related party	-	-
Advances from customers	220,759	151
Other payables	331,266	862,991
Net cash used in operating activities	1,783,516	(937,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	(366,151)	(137,820)
Purchase of plant and equipment	(2,516)	-
Proceeds from (Investment to ) related party	-	1,403,043
Long term investment	-	(735)
Investment in construction in progress	(1,503,578)	-
Net cash used in investing activities	(1,872,245)	1,264,488

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (Repayment) of long-term loans	-
Proceeds from notes payable	2,824,501	-
Proceeds from (Repayment to) related party	(4,611,317)	708,303
Repayment of short-term loans	(766,109)	(1,023,402)
Capital contribution from shareholders	2,676,651	-
Net cash provided by financing activities	123,726	(315,099)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,273)	(57)

NET INCREASE (DECREASE) IN CASH	32,724	11,908
CASH, BEGINNING OF PERIOD	9,051	17,213
CASH, END OF PERIOD	$41,775	$29,121

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$1,503,696	$446,495
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to short term loan	$2,609,884	$-
Debt to stock	$331,609	$-

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the nine months ended September 30, 2018 and 2017, the Company reported net income of $2,376,683 and net loss of $1,503,799, respectively. The Company had working capital deficit of approximately $6.68 million and $11.91 million as of September 30, 2018 and December 31, 2017. Although the Company had net cash inflow of $2,551,129 and net cash outflow of $937,424 from its operating activities during the nine months ended September 30, 2018 and 2017. The Company generated income from operation of $2,383,903 and incurred interest expense of $326,400 for the nine months ended September 30, 2018. The overall situation of the Company still raise a doubt as to whether the Company may continue as a going concern.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2018 and 2017.

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

For the nine months ended September 30, 2018 and 2017, rent income of $302,699 with related cost of $133,021, and rent income of $190,467 with related cost of $109,290, were recognized

Cost of Sales

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for nine months ended September 30, 2018 and 2017 was gain of $91,292 and gain of $96,314, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2018 and December 31, 2017 were translated at 6.8665 RMB to $1 USD and 6.5064 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the nine months ended September 30, 2018 and 2017 were 6.5137 RMB and 6.8057 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at September 30, 2018 and December 31, 2017 and for the nine months ended September 30, 2018 and 2017.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	September 30,	December 31,
	2018	2017

Cash	$41,775	$9,051
Accounts receivables, net	3,029,484	358,516
Other receivables	138,962	67,597
Short term loan	150,732	159,074
Current portion of long term debt	4,369,038	1,998,033
Long term loan	5,483,518	7,538,787

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

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017

Accounts receivable	$3,337,670	$683,758
Less: allowance for doubtful accounts	(308,186)	(325,242)
Total, net	$3,029,484	$358,516

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $0 and $22,115 for the nine months ended September 30, 2018 and 2017.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30, 2018	December 31, 2017

Raw materials	$147,848	$118,198
Finished goods	354,135	294,450
Total, net	$501,983	$412,648

The Company did not recognized loss from inventory impairment for the nine months ended September 30, 2018 and 2017.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – OTHER RECEIVABLES

Other receivable consisted of the following:

	September 30,	December 31,
	2018	2017

Employee’s portion of social benefits	$6,233	$7,728
Utilities receivables	-	5,472
Employee advances	5,020	4,996
Loan to unrelated party	54,759	46,108
Others	72,950	3,293
	138,962	67,597
Less: Allowance for doubtful accounts	-	-
Total, net	$138,962	$67,597

The Company reviews the other receivables on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company did not take allowance for accounts as of September 30, 2018 and December 31, 2017.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2018 and December 31, 2017 consisted of:

	September 30,	December 31,
	2018	2017
Building	$12,878,260	$13,603,224
Operating equipment	2,792,404	2,968,880
Vehicle	79,017	58,492
Office equipment	61,645	18,500
Apple Orchard	948,896	1,029,230
Construction in progress	312,664	-
	17,072,886	17,678,326
Less: accumulated depreciation	(2,419,773)	(1,461,897)
Total, net	$14,653,113	$16,216,429

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the nine months ended September 30, 2018 and 2017, depreciation expense amounted to $1,083,605 and $532,856, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $312,664 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2018	2017

Land use rights	$2,721,766	$2,872,403
Non-patented technology	14,563	15,369
	2,736,329	2,887,772
Less: accumulated amortization	(404,662)	(381,805)
Total, net	$2,331,667	$2,505,967

For the nine months ended September 30, 2018 and 2017, amortization of intangible assets amounted to $45,202 and $42,283, respectively.

NOTE 8 – LOANS PAYABLE

Short-term loan of $150,732 represents balance due to Shanghai Jinshan Limin Micro Loan Co., Ltd., with annual interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018. The Company extended another one year until the end of March, 2019 with the same terms.

Long-term loans represent amounts due to lenders that are due more than one year, whose balance was $5,483,518 and $7,538,787 as of September 30, 2018 and December 31, 2017 respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – LOANS PAYABLE (CONTINUED)

Long -term loan and current portion of long-term loan consisted of the following:

	September 30,	December 31,
	2018	2017
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by August 25, 2019.	$4,369,038	$5,379,319
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,092,260	1,152,711
Long-term loans and interest payable to individuals and entities	4,391,258	3,004,790
	9,852,556	9,536,820
Less: Current portion of long-term loans payable	4,369,038	1,998,033
Total, net	$5,483,518	$7,538,787

Current portion of long-term loans payable to Agricultural Bank of China amounted to $4,369,038 as of September 30, 2018 and $1,998,033 as of December 31, 2017.

As of September 30, 2018, the Company’s future loan obligations according to the terms of the long-term agreement are as follows:

Year 1	$4,369,038
Year 2	5,483,518
Total	$9,852,556

The Company recognized interest expenses of $326,400 and $387,292 for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company have 281,708,590 common shares outstanding.

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

*Account receivable and sales to Ms. Hui Song and its associated

For the nine months ended September 30, 2018, the Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $167,524, with related cost of $104,973. This transaction was reflected in the revenue and cost of goods sold .

As of September 30, 2018 and December 31, 2017, the Company has account receivable balance of $185,933 and $0 from Jilin Jiliang Zongbao Biological Technology Co., Ltd. respectively.

As of September 30, 2018 and December 31, 2017, the Company has account receivable balance of $61,170 and $64,555 from Yantai Zongbao Tele-Agriculture Service Co., Ltd., respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Account payable and purchase from Ms. Hui Song and its associated

For the nine months ended September 30, 2018, the Company purchased fertilizer of $2,956,845 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song. As of September 30, 2018, account payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $1,075,512.

As of September 30, 2018, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms Hui Song were of $808,945 and $538,848, respectively.

*Account payable to and purchase from related parties

For the nine months ended September 30, 2018, the Company purchased fertilizer manufacturing equipment of $104,973 from Shanghai Aoke Chemicals Co., Ltd, an entity controlled by Mr. Lirong Wang, CEO and majority shareholder of the Company. As of September 30, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $116,508.

For the nine months ended September 30, 2017, the Company did not purchase material or equipment from related parties.

*Due to related party

Outstanding balance due to Mr. Lirong Wang and Mr. Guihua Lin below are advances from related parties for working capital of the Company which are mainly due on demand, non-interest bearing, unsecured, and without maturity date unless further disclosed.

	September 30,	December 31,
	2018	2017	Relationship
Mr. Lirong Wang	28,524	4,025,356	CEO and Chairman of the Company
Ms. Xueying Sheng	210,268	313,269	Controller/Accounting Manager of the Company
Mr. Guohua Lin	--	102,462	One of the Company’s shareholders
Total	238,792	4,441,087

For the nine months ended September 30, 2018, the Company borrowed $942,928 from Mr. Lirong Wang, and repaid $5,034,135, On June 29, 2018, the amount due to Mr. Wang of $326,348 was converted into common shares.

For the nine months ended September 30, 2018, the Company borrowed $143,435 from Mr. Guohua Lin, and repaid $234,011.

On September 6, 2016, the Company borrowed $151,078 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 42%.

In November 2017 and December 2017, the Company borrowed a total amount of $52,877 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 20%.

For the nine months ended September 30, 2018, the Company borrowed $158,745 from Ms. Xueying Sheng This Loan is unsecured, without maturity and non-interest bearing.

For the nine months ended September 30,2018, the Company repaid $167,559 to Ms. Xueying,Sheng.

Interest expenses for related party loans payable above were $23,777 and $15,043 for the nine months ended September 30, 2018 and 2017, respectively.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2018 and 2017.

	For the nine months ended
	September 30,
	2018		2017
Customer	Amount	%	Amount	%
A	N/A	N/A	33,907	13%
B	2,128,590	21%	N/A	N/A
C	1,311,851	13%	N/A	N/A

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2018 and 2017.

	For the nine months ended
	September 30,
	2018		2017
Suppliers	Amount	%	Amount	%
A	N/A	N/A	108,417	53%
B	N/A	N/A	51,715	25%
C	2,956,845	55%	N/A	N/A
D	766,670	14%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30, 2018 and December 31, 2017, the Company’s cash balances by geographic area were as follows:

	September 30, 2018		December 31, 2017
China	$41,775	100%	$9,051	100%
Total cash and cash equivalents	$41,775	100%	$9,051	100%

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – INCOME TAXES

United States

Mullan Agritech is established in the State of Nevada in the United States and is subject to Nevada State and US Federal tax laws.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the nine months ended September 30, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16% profit tax rate for income sourced within the country. During the nine months ended September 30, 2018 and 2017, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

As of September 30, 2018, Mullan Agritech has approximately $102,000 of unused net operating losses (“NOLs”) available for carrying forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

As of September 30, 2018, the Company’s subsidiaries in PRC had net taxable operating loss carry forwards of approximately $14,960,050. The PRC income tax allows the enterprises to offset their future taxable income with taxable operating losses carried forward in a 5-year period. The management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that most of the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. The valuation allowance of $3,740,013 was recorded.

MULLAN AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as follows:

September 30, 2018

PRC income tax at statutory rate	3,740,013
Less: valuation allowance	(3,740,013)
Net deferred tax asset	-

NOTE 13 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Fertilizer sales	$9,214,666	$266,934	$5,431,456	$177,272
Agricultural products (food) sales	604,616		574,915
Total	$9,819,282	$266,934	$6,006,371	$177,272

NOTE 14 - SUBSEQUENT EVENT

On October 26, 2018, the Board of the Directors of the Company approved a five for one (5:1) reverse split of its common stock (the “Reverse Split”). The Board also approved the creation and authorized 100,000,000 Series A Preferred Stock, par value $0.0001 per share (the “Preferred Share Authorization”).  As of November 19, 2018, the Reverse Split and Preferred Share Authorization are not complete and effective yet.

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

Besides, we are going to establish a new organic fertilizer plant to meet the growing demand for our fertilizer products next year. This new plant will be located in Helongjiang Province, a traditional agricultural province of China, primary due to the strong support from the local government.

Our fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” Our customers are mainly located in provinces of Guangdong, Jilin and Shandong.

In addition, in 2014, we rented 350 mu (about 57.66 acres) of mountainous land as apple farm and use our own fertilizer, to demonstrate the advantages of our straw organic fertilizer. We only generated revenue of $1,646 for apple sales for the nine months ended September 30, 2018 which was included in Agricultural products sales segment, as apples were not ripe for sale until the fourth quarter each year. And, we expect our apple trees to become commercially productive in the fourth quarter of 2019.

The other part of revenue in Agricultural products sales segment represents the sales to the retailer through cooperation with famous brand agricultural products manufactures, such as Yili Industrial Group and Meng Niu Dairy, etc.

In addition, we invested in a goat slaughtering and processing factory located in Shuangbai County, Chuxiong City, Yunnan Province, PRC in 2018. This project was expected to generate revenue in the middle of 2019 with a capcity of deep processing of 200 thousand black goat per year.Which will be our important source of income in the near future.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $13,712,252 and $16,118,404 as of September 30, 2018 and December 31, 2017. Our cash balances as of September 30, 2018 and December 31, 2017 were $41,775 and $9,051, respectively. Our current liabilities were $11,329,259 at September 30, 2018, which is due within the next 12 months. In addition, we had a working capital deficit of $5,951,884 and $10,708,100 at September 30, 2018 and December 31, 2017, respectively. These matters raise doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company had net cash inflow of $1,783,516 and net cash outflow of $937,424 from its operating activities during the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, the Company issued common stock for a proceeds of $2,344,444. The Company also successfully made a significant net income instead of suffering a loss. All of the above improved the Company’s financial position significantly as of September 30, 2018.The Company is expected to generate net income in a larger amount in the near future.

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

Currently, about 94% of our revenue is derived from our organic fertilizer business. In 2017, we started promoting our powdery organic fertilizer more aggressively as it was easier to be absorbed by soil and plants, compared with the granular organic fertilizer. As a result, powdery organic fertilizer sales accounted for a majority of our organic fertilizer sales.

During the nine months ended September 30, 2018, the Management also started to develop the sales of agricultural products (food). Sales from agricultural products (food) accounted for around 6% of our total sales currently.

For the nine months ended September 30, 2018, we received capital contribution of approximately $2.7 million from our shareholder. We also generated a significant net income instead of suffering a loss. All of which improved the Company’s financial position significantly as of September 30, 2018. We expected to generate net income in a larger amount in the near future.

For the Three Months Ended September 30, 2018 and 2017

	For the Three Months Ended September 30,
	2018	2017	Fluctuation
	$	$	$	%
Revenues-fertilizer	2,628,217	112,799	2,515,418	2230%
Revenues-agricutural products	435,592	-	435,592	N/A
Subtoal of revenue	3,063,809	112,799	2,951,010	2616%
Cost-fertilizer	1,963,731	54,007	1,909,724	3536%
Cost- agricultural products	416,833	-	416,833	N/A
Subtotal of cost	2,380,564	54,007	2,326,557	4308%
Gross profit	683,245	58,792	624,453	1062%
Gross margin	22%	52%
Operating expenses:
General and administrative expenses	413,731	511,305	(97,574)	(19)%
Selling expenses	179,381	12,724	166,657	1310%
Total operating expenses	593,112	524,029	69,083	13%
Income(loss) from operations	90,133	(465,237)	555,370	(119)%
Other income (expense):
Interest expense	(102,331)	(134,236)	31,905	(24)%
Subsidy income	(49)		(49)	N/A
Rent net income	21,155	-	21,155	N/A
Other income (expense), net	172,722	33,686	139,036	413%
Total other income (expense)	91,497	(100,550)	192,047	(191)%
Income before income taxes	181,630	(565,787)	747,417	(132)%
Income taxes	-	260	(260)	(100)%
Net income (loss)	181,630	(566,047)	747,157	(132)%

Revenue. Total revenue for organic fertilizer increased from $112,799 for the three months ended September 30, 2017 to $2,628,217 for the same period in 2018, which represented an increase of $2,515,418, or approximately 22 times. The significant increase in revenue was mainly due to a larger demand for our organic fertilizer products from large scale agricultural companies and farmer professional cooperatives for the three months ended September 30, 2018. We have developed more customers, such as Huizhou Sijilv Agricultural Products Co., Ltd., that are buying a large quantity of our products. We are continuing to obtain more stable customers in 2018.

We also began selling high quality agriculture foods in the quarter ended September 30, 2018, and expect to increase the sales in the near future.

Cost of sales. Cost of sales for organic fertilizer increased from $54,007 for the three months ended September 30, 2017 to $1,963,731 for the three months ended September 30, 2018, which represented an increase of approximately $1,909,724, or 35 times. The significant increase in cost of sales was in line with the significant increase in our revenue from fertilizer sales for the same period. Total cost of goods sold increased from $54,007 for the three months ended September 30, 2017 to $2,380,564 for the three months ended September 30, 2018.

Gross Profit (loss). The gross profit for organic fertilizer increased significantly from $58,792 for the three months ended September 30, 2017 to gross profit of $664,486 for the three months ended September 30, 2018. The gross margin decreased from 52% for the three months ended September 30, 2017 to 25% for the three months ended September 30, 2018. The decrease in margin was due to am adjustment of depreciation in the third quarter of 2018. We turned to sell powdery organic fertilizer instead of granular organic fertilizer for the three months ended September 30, 2018. We expect to maintain the gross margin around 40% in the near future.

The gross profit for agriculture products was $18,759, and gross margin turned to be around 4% for the three months ended September 30, 2018.

Expenses. We incurred $179,381 in selling expenses for the three months ended September 30, 2018, compared to $12,724 for the three months ended September 30, 2017. We incurred $413,731 in general and administrative expenses for the three months ended September 31, 2018, compared to $511,305 for the three months ended September 30, 2017. Selling, general and administrative expenses increased by $69,083, or 13% for the three months ended September 30, 2018 as compared to the same period in 2017. Our selling expenses increased by $166,657 and our general and administrative expenses decreased by $97,574. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. The decrease in general and administrative expenses was due to the improvement in management efficiency. However we expect to increase our general and administrative expense for the next quarter, as our sales continued to grow.

Interest income (expense). We incurred $102,331 in interest expense during the three months ended September 30, 2018, compared with interest expense of $134,236 for the three months ended September 30, 2017.

Net Income (loss). Our net income was $181,630 for the three months ended September 30, 2018, compared with net loss of $566,047 for the three months ended September 30, 2017. We ceased to incur losses and began to turn a profit because we increased our revenue and gross profit significantly for the three months ended September 30, 2018.

For the Nine Months Ended September 30, 2018 and 2017

	For the Nine Months Ended September 30,
	2018	2017	Fluctuation
	$	$	$	%
Revenues-fertilizer	9,214,666	266,934	8,947,732	3352%
Revenues-agricutural products	604,616	-	604,616	N/A
Subtoal of revenue	9,819,282	266,934	9,552,348	3579%
Cost-fertilizer	5,431,456	177,272	5,254,184	2964%
Cost- agricultural products	574,915	-	574,915	N/A
Subtotal of cost	6,006,371	177,272	5,829,099	3288%
Gross profit	3,812,911	89,662	3,723,249	4153%
Gross margin	39%	34%
Operating expenses:
General and administrative expenses	1,085,225	1,187,682	(102,457)	(9)%
Selling expenses	343,783	83,265	260,518	313%
Total operating expenses	1,429,008	1,270,947	158,061	12%
Income(loss) from operations	2,383,903	(1,181,285)	3,565,188	(302)%
Other income (expense):
Interest expense	(326,400)	(387,292)	60,892	(16)%
Subsidy income	0	-	0	N/A
Rent net income	169,678	0	169,678	N/A
Other income (expense), net	149,502	90,923	58,579	64%
Total other income (expense)	(7,220)	(296,369)	289,149	(98)%
Income before income taxes	2,376,683	(1,477,654)	3,854,337	(261)%
Income taxes	-	26,145	(26,145)	(100)%
Net income (loss)	2,376,683	(1,503,799)	3,828,192	(255)%

Revenue. Revenue for organic fertilizer increased from $266,934 for the nine months ended September 30, 2017 to $9,214,666 for the same period in 2018, which represented an increase of $8,947,732, or approximately 34 times. The significant increase in revenue was mainly due to a larger demand for our organic fertilizer products from large scale agricultural companies and farmer professional cooperatives for the nine months ended September 30, 2018. We developed more customers, such as Huizhou Sijilv Agricultural Products Co., Ltd., that are buying a large quantity of our products. We are continuing to obtain more stable customers in 2018.

We also started to sell high quality agriculture foods for the three quarters ended September 30, 2018, and expect to increase the sales of this business segment significantly in the near future.

Cost of sales. Cost of sales for organic fertilizer increased from $177,272 for the nine months ended September 30, 2017 to $5,431,456 for the nine months ended September 30, 2018, which represented an increase of approximately $5,254,184, or 30 times. The significant increase in cost of sales was in line with the significant increase in our revenue from fertilizer sales for the same period. Total cost of goods sold increased from $177,272 for the nine months ended September 30, 2017 to $6,006,371 for the nine months ended September 30, 2018.

Gross Profit (loss). The gross profit for organic fertilizer increased significantly from $89,662 for the nine months ended September 30, 2017 to gross profit of $3,783,210 for the nine months ended September 30, 2018. The gross margin increased from 34% for the nine months ended September 30, 2017 to 39% for the nine months ended September 30, 2018. The gross margin of 39% represents our normal operation result of sales to final customers. The significant increase in gross margin was mainly due to a small quantity of depreciation for some idle equipment was recorded as the cost of goods sales unavoidably for the nine months ended September 30, 2017. We turned to sell powdery organic fertilizer instead of granular organic fertilizer for the nine months ended September 30, 2018, as powdery organic fertilizer has a higher gross margin than granular organic fertilizer. We expect to maintain the gross margin around 40% in the near future.

The gross profit for agriculture foods was $29,701, and gross margin turned to be around 5% for the nine months ended September 30, 2018.

Expenses. We incurred $343,783 in selling expenses for the nine months ended September 30, 2018, compared to $83,265 for the nine months ended September 30, 2017. We incurred $1,085,225 in general and administrative expenses for the nine months ended September 31, 2018, compared to $1,187,682 for the nine months ended September 30, 2017. Selling, general and administrative expenses increased by $158,061, or 12% for the nine months ended September 30, 2018 as compared to the same period in 2017. Our selling expenses increased by $260,518 and our general and administrative expenses decreased by $102,457. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. The decrease in general and administrative expenses was due to the improvement in management efficiency. However we expect to increase our general and administrative expense for the next quarter, as our sales continued to grow.

Interest income (expense). We incurred $326,400 in interest expense during the nine months ended September 30, 2018, compared with interest expense of $387,292 for the nine months ended September 30, 2017.

Net Income (loss). Our net income was $2,376,683 for the nine months ended September 30, 2018, compared with net loss of $1,503,799 for the nine months ended September 30, 2017. We ceased to incur losses and began to turn a profit because we increased our revenue and gross profit significantly for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2018 and December 31, 2017 our working capital deficit was $5,951,884 and $10,708,100, respectively, mainly reflecting increases in our current assets, including $2,670,968 increase in account receivable and $1,642,095 in prepaid expenses, with a decrease in our current liabilities such as due to related party.

We have financed our operations over the nine months ended September 30, 2018 and 2017 primarily through proceeds from stock issuance and advances from related parties, and cash from borrowings under our lines of credit with various lenders and related parties in the PRC.

The components of cash flows are discussed below:

	For the Nine Months Ended
	September 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,783,516	$(937,424)
Net cash provided by (used in) investing activities	(1,872,245)	1,264,488
Net cash used in financing activities	123,726	(315,099)
Exchange rate effect on cash	(2,273)	(57)
Net cash inflow (outflow)	$32,724	$11,908

Cash Used in Operating Activities

Net cash provided by operating activities was $1,783,516 for the nine months ended September 30, 2018. The net cash inflow consisted primarily of net income of $2,376,683 which was adjusted by depreciation and amortization of $1,128,807. The Company had an increase of $331,266 in other payable, an increase of $220,759 in our advance from customers, an increase of $948,810 in account payable, and a decrease of $152,078 in prepaid expenses, which were offset by an increase of $2,835,455 in accounts receivable, an increase of $116,987 in inventory, and an increase of $39,321 in advance to suppliers.

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

Cash Provided by (used in) Investing Activities

Net cash used in investing activities was $1,872,245 for the nine months ended September 30, 2018. The activities consisted of purchase of plant and equipment of $2,516, purchase of biological assets of $366,151 and investment in construction in progress of $1,503,578.

Net cash provided by investing activities was $1,264,488 for the nine months ended September 30, 2017. The activities primarily consisted of purchase of biological assets of $137,820, offset by the proceeds from our related party of $1,403,043 for the nine months ended September 30, 2017.

Cash Used in Financing Activities

Net cash provided by financing activities was $123,726 for the nine months ended September 30, 2018. During the period, cash provided by financing activities consisted of the repayment to related parties of $4,611,317, repayment of short term loan of $766,109, and offset by proceeds from stock issuance of $2,676,651, and proceeds from notes payable of $2,824,501.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of September 30, 2018
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$9,852,556	$4,369,038	$5,483,518	$-	$-
Others	-	-	-	-	-
	$9,852,556	$4,369,038	$5,483,518	$-	$-

Commitments for Capital Expenditure

We have invested in a goat slaughterhouse located in Shuangbai County, Chuxiong City, Yunnan Province, PRC as of September 30, 2018. We expect to outlay additional capital to complete the slaughterhouse in 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2018, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: November 19, 2018	MULLAN AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Accounting Officer)

