Form 10-K
period 2018-12-31
MULIANG AGRITECH, INC.
filed 2019-04-16
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  333-201360

MULIANG AGRITECH, INC.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: None. The Company has not developed an active trading market for its common stock.

The number of shares of the registrant’s common stock outstanding as of April 16, 2019 was 56,341,718.

Documents Incorporated by Reference: None

MULIANG AGRITECH, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

i

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

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to Muliang Agritech, Inc. (“Muliang Agritech”), its wholly-owned subsidiaries, Muliang Agricultural Limited (“Muliang HK”), Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), Shanghai Muliang Industry Co., Ltd. (“Muliang Industry”), Shanghai Zongbao Environmental Construction Co., Ltd. (“Zongbao”), Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”), Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”), Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”), Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”), Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”), and Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”).

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

ii

PART I

Item 1.	Business.

We are principally engaged in the fertilizer processing and distribution business in the People’s Republic of China (“PRC”).

Through our patented technology, we process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizer rich in small molecules, easily absorbed by crops in 3 hours. Straws are common agricultural by-product. In PRC, farmers usually burn the straw down to remove the straws efficiently in order to continue farming on the same land. These activities have resulted in serious air pollution and damage the surface structure of the soil. We change waste into treasure by recycling the straws into organic fertilizer, and effectively reduced air pollution. The straw organic fertilizer we produce does not contain the heavy metals, antibiotics, and harmful bacteria that is common in the traditional manure fertilizer. The organic matter content in our organic fertilizer is also much higher than the national standard. It can effectively reduce the use of chemical fertilizers and pesticides and reduce the penetration of large chemical fertilizers and pesticides into the soil and thus avoid water pollution. Therefore, our fertilizer can effectively improve soil, improve soil fertility, and improve the quality and safety of agricultural products.

Currently, all our production takes place in Weihai City, Shandong Province, PRC, including two completed new fertilizer plants, which have been in operations since August 2015. All our fertilizer plants in Weihai City produced the straw organic fertilizer, which is our main product currently and in the future. We decided to make technological improvement for our existing straw organic fertilizer production lines in the following aspects: (1) adopt more advanced automatic control technology for raw material feed to shorten the feeding time of raw material, and (2) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process. We estimated we would be able to increase our production capacity significantly through the technical improvement.

Due to the increased demand and unique advantage of organic fertilizer products, we plan to expand our business by establishing a new organic fertilizer with a capacity of over 100 thousand tons per year, located in Suihua City, Heilongjiang Province, PRC.

In addition, in 2014, we rented 350 mu (about 57.66 acres) of mountainous land as apple farm and use our own fertilizer, to demonstrate the advantages of our straw organic fertilizer in Weihai city, Shandong Province, PRC. We have revenue of $2,486 and $6,501 for the year ended December 31, 2018 and 2017 respectively. Our apple trees will not become commercially productive until 2019.

While concentrating resources on the development of bio-organic fertilizers, we are actively developing the agricultural food business. Currently we invested in the construction of a deep-processing slaughterhouse project for slaughtering 200,000 black goats in Chuxiong City, Yunnan Province, PRC.

Our assets mainly include: (1) 42,895 square meters of industrial land and 28,549 square meters of factory and office space located in Jinshan District, Shanghai City. (2) 22,511 square meters of industrial land and 10,373 square meters of plant area and straw organic fertilizer production line in Weihai City, Shandong Province. (3) More than $2 million investment of land use right and building for black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC

As the factory area in Jinshan District, Shanghai City is too close to the urban area to produce straw organic fertilizer, some factory buildings, office buildings and spare land in Jinshan District, Shanghai City, have been leased to three third parties.

Our products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” Our customers are mainly located in Guangdong, Jilin, and Shandong provinces.

The Status and Market Demand of Straw Organic Fertilizer Industry in China

The straw in China is in large quantity, has wide variety and broad distribution, and the annual output of straw of is more than 700 million tons. The straw contains more than 3 million tons of nitrogen, more than 700,000 tons of phosphorus and nearly 7 million tons of potassium, equivalent to more than a quarter of China’s current fertilizer amount of use and equivalent to 300 million tons of standard coal. However, nearly 100 million tons of straw are burned directly in the fields every year, which not only damages the beneficial bacteria in the soil surface seriously, but also directly leads to severe air pollution and increases the greenhouse effect. With the significant amount of production of straws in China, so long as part of the straw can be recycled every year, it will bring huge sustainable recycling resources to the fertilizer industry. On November 25, 2015, the National Development and Reform Commission, the Ministry of Finance, the Ministry of Agriculture and the Ministry of Environmental Protection jointly issued a notice, requiring the utilization rate of straw to exceed 85% by 2020.

Market demand in China for organic fertilizer is significant. In 2015, the China national sales volume of organic fertilizers was 90 million tons. According to the current policy of encouraging less use of chemical fertilizer, improving the quality of agricultural products and restoring land, it is estimated that the demand of organic fertilizers will increase to 180 million tons by 2020. At the same time, according to a governmental advocate of increasing proportion of organic fertilizer to 50% of the total use of fertilizer, the demand in China for organic fertilizer will reach more than 500 million tons.

Straw organic fertilizer industry is an industry of ecological production and recycling economic.

The Environmental Considerations of Promoting Straw Organic Fertilizer

1. Less Air Pollution. Even if each county area builds a 100,000 tons of straw disposal factory, 100 counties in total can approximately reduce 10 million tons of straw burning, reduce carbon dioxide emissions by 15 million tons, and reduce a large number of carbon monoxide, volatile organic particles (PM), nitrogen oxides, benzene, polycyclic aromatic hydrocarbons and other harmful gases.

2. Less soil pollution, more environment restoration. Straw is a circulating agricultural resource and the best organic fertilizer resource. Straw organic fertilizer is also the main measure to convert wasteland, tidal flat and saline-alkali land into arable land, transform barren land into medium-low yield field and upgrade medium-low yield field to high-quality fertile field.

3. Less water pollution. The utilization rate of traditional chemical fertilizers is generally below 30%, and 70% of the dissolved chemical fertilizers directly enter the underground water bodies and flow into rivers, resulting in eutrophication of water bodies. Increasing the application of organic fertilizer is one of the important methods to reduce water pollution.

Technology and Production Process of Straw Organic Fertilizer

1. Technology of Producing Straw Organic Fertilizer

The straw contains the stalk, root, leaf, pod shell and rattan. The main components are cellulose, hemicellulose and lignin and a small amount of minerals. Because straw belongs to coarse fiber and has trace wax and lignification, the process of straw microbial fermentation and composting organic fertilizer is relatively long (usually from 15 to 60 days), which is a difficulty for large-scale and rapid production of straw fertilizer.

Our technology disposes the straw into the organic fertilizer matrix with rich nutritional value in the closed container through the acidification and hydrolysis technology of low pressure and medium temperature.

2. Comparative Advantage of Our Technology

●	Quick disposal: straw can be disposed into powder in 3 hours.

●	Continuous operation: the production line is formed with connecting hydrolysis tanks, which allows the full use of steam heat and continuous charging, hydrolysis and discharge.

●	Environmental protection: all the disposal devices are closed containers and pipelines to avoid gas and material leakage.

●	High fertilizer efficiency: the organic fertilizer matrix after straw disposal has a higher content of organic matter than the compost products of livestock and poultry manure, and has a comprehensive organic nutritional composition. It also avoids pesticide, insect pest returning to the field, excessive loose soil and hidden trouble of fermenting and burning seedlings in the field.

●	Less space: 80,000 tons of straw disposal plant only need 6.6 – 8.2 acres of land.

●	Strong replicability: our technology and production line can be reproduced in different countries.

3. Comparative Advantage of Our Products

●	Quality Advantage. Compared with the traditional compost manure fermented fertilizer, our product has high concentration of organic matter and small molecular organic nutrients that can be directly absorbed by crops rich in fulvic acid, polysaccharides and monosaccharides. The effective amount of our product is 50% of the amount of conventional organic fertilizer.

●	Safety advantage. Compared with traditional livestock and poultry manure composting fermented fertilizer, our product generates less residue of heavy metals, antibiotics, toxic and harmful bacteria, avoids the pollution of soil, and ensures the quality and safety of agricultural products.

4. Manufacturing Process

After the straw is collected, they are packed with block making machine and piled in the warehouse. The straw is transported to the factory when there is production need. In the factory, first, the straw is crushed to 3 cm to 5 cm in the pretreatment room. Second, the straw is transferred to the hydrothermal degradation tank, and will be further processed in the tank for 2 to 3 hours. The hydrothermal degradation tank will separate the cellulose, hemicellulose and lignin in the straw, break the hydrogen bond in the straw, degrade the fiber crystallization zone, convert the fiber crystallization zone into non-crystallization zone, and degrade the macromolecule into small molecule. Third, through the automatic batching system, we add auxiliary materials to the straw product to make organic fertilizer matrix, and then produce organic fertilizer products according to the different demand of fertilizer products.

Research and Development

We have 12 patents and 5 registered trademarks on sludge and straw technology, and we are a pilot company of technology in Jinshan District, Shanghai. Among the patents we now own, “microwave induced catalytic hydrolysis treatment sludge” was reviewed by Chinese Academy of Sciences Shanghai Technology Chaxin Consulting Centre (report no. 200921C0703709, 200821C0701507). According to the review by the Centre, there is no public report of the same kind of research, and therefore, the project is innovative and is advanced at the international level.

Our hydrothermal degradation technology can convert straw and other organic materials into organic fertilizer matrix with high organic matter and rich organic acid that can be directly applied into the field within 2-3 hours. This technology has been applied in our Shandong Weihai production line.

The company’s patent list is as follows:

No.	Patent Name	Patent Number	Certificate Number
1	Pressure relief material discharge and storage device	ZL2009200705204	130427
2	Chemical catalytic hydrolysis tank	ZL2009200705219	1370181
3	Material storage bin with crusher	ZL2009200706156	1370214
4	Pneumatic check valve type tank cap	ZL2009200706160	1370180
5	Regenerative heat exchanger	ZL2009200705223	1419186
6	Method for preparing novel material by catalyzing and hydrolyzing mud through microwave inducing	ZL2008100346358	814191
7	Method for removing heavy metals from activated sludge	ZL2009100494481	1224500
8	Method for comprehensively treating grating garbage and activated sludge in sewage plant	ZL2009100494462	1276553
9	Method for preparing water soluble quick-acting organic fertilizer from activated sludge	ZL2009100494458	1311657
10	Mechanical force chemical treating method for organic solid wastes	ZL2009100494477	1372950
11	Method for preparing fuel oil by activated sludge in pipe bundle cracking furnace	ZL2011100405076	1513772
12	Method for directly flashing treated water into superheated steam and application	ZL2011100405127

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

On May 27, 2013, Muliang Industry entered into and consummated an equity purchase agreement whereby it acquired 99% of the outstanding equity of Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a corporation organized under the laws of the People’s Republic of China. Fukang was incorporated in Weihai City, Shandong Province on January 6, 2009. Fukang is focused on the distribution of organic fertilizers and the development of new bio-organic fertilizers. As a result of the completion of the transaction, Fukang became a 99% owned subsidiary of Muliang Industry, with the remaining 1% equity interest owned by Ms. Hui Song.

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

On July 8, 2015, Muliang Agritech entered into certain stock purchase agreement with Muliang Agriculture, Inc., pursuant to which Muliang Agritech, for a consideration of $5,000, acquired 100% interest in Muliang HK and its wholly-owned subsidiary Shanghai Mufeng. Both Muliang HK and Shanghai Mufeng are controlled by the Company’s sole officer and director, Lirong Wang.

On July 23, 2015, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

On September 3, 2015, Muliang Agritech effected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding of which 120,000,000 were owned by Chenxi Shi the founder of Muliang Agritech and its sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

On January 11, 2016, Muliang Agritech issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of Muliang Agritech on that date, transferred 120,000,000 shares of the common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by Muliang Agritech whereby Muliang Agritech would derive all substantial economic benefit generated by Muliang Industry and its subsidiaries.

As a result, Muliang Agritech has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, Muliang Agritech exercises control over Muliang Industry. Muliang Industry has two wholly-owned subsidiaries (Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary Zongbao Cangzhou.

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

On July 7, 2016, Muliang Industry established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”) in Beijing City, China. Muliang Industry owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd owns the other 35% shares. Zhonglian has no operating activity as of December 31, 2018.

On October 27, 2016, Muliang Industry established a subsidiary, namely, Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”) in Yunnan Province, China. Muliang Industry owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares. On December 8, 2018, Muliang Industry acquired 25% shares of Yunnan Muliang with a consideration of $727,125 (RMB5,000,000) from Shuangbai County Development Investment Co., Ltd. And the other 20% shares were acquired by Lirong Wang. Yunnan Muliang was setup for goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

Muliang Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, and Zhonglian are referred to as subsidiaries the Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

Recent Development

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock (the “Stock Split”), change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.” (the “Name Change”), and creation of one hundred million (100,000,000) shares of Blank Check Preferred Stock. In connection with the Name Change, we plan to apply for a new stock trading symbol.

On April 5, 2019, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change and to authorize the creation of Blank Check Preferred Stock. As a result, the capital stock of the Company consists of 500,000,000 shares of common stock, $0.0001 par value, and 100,000,000 shares of blank check preferred stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

We plan to file a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Stock Split. Any fractional shares are to be rounded up to whole shares. The Stock Split does not affect the par value or the number of authorized shares of common stock of the Company.

The Stock Split will become effective upon approval of Financial Industry Regulatory Authority.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

Our principal executive office is located at 2498 Wanfeng Highway, Lane 181, Fengjing Town, Jinshan District, Shanghai, China, and our telephone number is (86) 21-67355092. The office space belongs to our President and Chief Executive Officer, Mr. Lirong Wang, who allows us to use the space for free.

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

Our common stock is currently quoted on OTCQB under the symbol “MULG’”, however, there has been no established public trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2019
First Quarter	$5.40	$5.40

Fiscal Year Ended December 31, 2018
First Quarter	$5.40	$5.40
Second Quarter	$5.40	$5.40
Third Quarter	$5.40	$5.40
Fourth Quarter	$5.40	$5.40

Fiscal Year Ended December 31, 2017
First Quarter	$5.40	$5.40
Second Quarter	$6.00	$3.40
Third Quarter	$5.01	$4.07
Fourth Quarter	$4.62	$2.80

Holders of Capital Stock

As of the date of this Annual Report, we had 937 holders of our common stock.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the fiscal year ended December 31, 2018, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

On February 10, 2016, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Muliang HK. Pursuant to the terms of the Exchange Agreement, the shareholders of Muliang HK transferred to Muliang Agritech all of the Muliang HK Shares in exchange for the issuance of 150,525,000 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Muliang HK became a wholly-owned subsidiary of us and the shareholders of Muliang HK acquired approximately 100% of our issued common shares.

The effect of the Share Exchange is such that effectively a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse acquisition. Subsequent to the Share Exchange the financial statements presented are those of a combined Muliang HK and its subsidiaries, including its VIE, Muliang Industry, as if the Share Exchange had been in effect retroactively for all periods presented. As previously noted, the “Company” for financial statement purposes was the consolidation of Muliang HK, Shanghai Mufeng, Muliang Industry and Muliang Industry’s subsidiaries. Muliang Industry’s subsidiaries include its wholly-owned subsidiaries which are limited liability companies in People’s Republic of China (“PRC”), Shanghai Zongbao Environment Engineering Co., Ltd. (“Zongbao”) and Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”); its 99% owned subsidiary, Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a PRC limited liability company, and Shanghai Muliang Agricultural Sales Co., Ltd. (Muliang Sales), a PRC limited liability company founded in July 2015.

Subsequent to the Share Exchange the “Company” is referred to as the consolidation of Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Muliang sales, and Muliang Agritech, with Muliang Agritech as the legal acquirer in Share Exchange, and subsequent to the Share Exchange the parent company of the consolidated entity. For financial reporting purposes, Muliang HK was considered the acquirer in such transaction.

We are principally engaged in the straw organic fertilizer processing and distribution business in the People’s Republic of China (“PRC”). Currently, we manufactured all of our straw organic fertilizer in Weihai City, Shandong Province, PRC. From September 1, 2017 to August 31, 2022, an area of 1,980 square meters of the plant in Shanghai City was leased to Shanghai Yanwu Standard Parts Co., Ltd. as factory for a total rent of $223,334.

Since Shanghai city has prohibited all fertilizer plants from manufacturing straw organic fertilizer, the Company decided to lease a total of 8,160 square meters plants and office building to Yu Shuai (Shanghai) Industrial Development Co., Ltd. as office and warehouse from January 1, 2018 to December 31, 2027 for a total rent of $303,379, for the first year. The rent will increase by 10% every three years according to the agreement. In addition, we leased the land use rights, located in Shanghai City, to China Huaxi Limited Company, from November 21, 2017 to November 20, 2027 with the rent of $97,980 for the first year.

In order to meet the future demand in straw organic fertilizer, we plan to increase our production capacity in Weihai City through technical improvement. And we have tried to increase our sales in powdered organic fertilizer, which has the advantage for customer and in production, compared with the granular organic fertilizer. We believed both of our sales and production in straw organic fertilizer will rapidly grow in the coming year.

In addition, we plan to expand our business by establishing a new organic fertilizer with a capacity of over 100 thousand tons per year, located in Suihua City, Heilongjiang Province, PRC.

Our straw organic fertilizer products are sold under the “Zongbao”, “Fukang”, and “Muliang” brand name, and we mainly use “Zongbao” brand name currently. Our customers are mainly located in provinces of Jiangsu, Zhejiang and Shandong.

Currently our black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC., is under construction by our 80% owned subsidiary, Yunnan Muliang. This project was expected to generate revenue at the end of 2019 with a capacity of deep processing of 200 thousand black goat per year.

We also generated a small part of revenue by distributing agricultural products to our customers through cooperation with famous brand agricultural products manufactures, such as Yili Industrial Group and Meng Niu Dairy, etc.

Recent Development

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock (the “Stock Split”), change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.” (the “Name Change”), and creation of one hundred million (100,000,000) shares of Blank Check Preferred Stock. In connection with the Name Change, we plan to apply for a new stock trading symbol.

On April 5, 2019, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change and to authorize the creation of Blank Check Preferred Stock. As a result, the capital stock of the Company consists of 500,000,000 shares of common stock, $0.0001 par value, and 100,000,000 shares of blank check preferred stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

We also intend to file a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Stock Split. Any fractional shares are to be rounded up to whole shares. The Stock Split does not affect the par value or the number of authorized shares of common stock of the Company.

The Stock Split shall become effective upon approval of Financial Industry Regulatory Authority.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $11,773,401 and $16,118,404 as of December 31, 2018 and December 31, 2017, respectively. Our cash balances as of December 31, 2018 and December 31, 2017 were $12,778 and $9,051, respectively. We had current liability of $13,263,248 million at December 31, 2018 which would is due within the next 12 months. In addition, we had a working capital deficit of $7,119,118 and $10,708,100 at December 31, 2018 and December 31, 2017, respectively.

The company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate more revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Muliang Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Fukang, Agritech Development, Zongbao Cangzhou, Yunnan Muliang, Muliang Sales, and Zhonglian. All intercompany transactions and account balances are eliminated in consolidation.

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

Accounts Receivable

We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an 100% allowance for doubtful accounts equivalent to those accounts that are not collected within one year, and 50% for receivables outstanding for longer than six months. It is management’s belief that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for the reporting period beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Management has determined that the adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to opening retained earnings.

Revenue for sale of products is derived from contracts with customers, which primarily include the sale of fertilizer products and environmental protection equipment. The Company’s sales arrangements do not contain variable consideration. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the products has been transferred to the customer. For vast majority of the Company’s product sales, the performance obligations and control of the products transfer to the customer when products are delivered, and customer acceptance is made.

Income Taxes

The Company accounts for income taxes under the provision of FASB ASC 740-10, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

New Accounting Standards

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for publicly-traded companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in ASU 2018-11 affect the guidance issued in ASU 2016-02, “Leases (Topic 842)”, which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) – Narrow-Scope Improvements for Lessors.” ASU 2018-20 allow lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. The amendments also require a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. In addition, the amendments clarify that when lessors allocate variable payments to lease and non-lease components, they are required to follow the recognition guidance in the new lease standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, AUS 2018-11and ASU 2018-20, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers regarding new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, ” Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 91% of our total revenue of 2018.

Currently, majority of our revenue is derived from powdered organic fertilizer product, as it is easier to absorb for soil and plants, compared with the granular organic fertilizer.

During the year ended December 31, 2018, Management also started to develop the sales of agricultural products (food). Sales from agricultural products (food) accounted for around 9% of our total sales currently.

For the year ended December 31, 2018, we received capital contribution of approximately $2.7 million from our shareholder. We also generated a significant net income instead of suffering a loss. All of which improved the Company’s financial position significantly as of December 31, 2018.

Operation Result for the Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,
	2018	2017	Fluctuation
	$	$	$	%
Revenues	13,205,024	737,563	12,467,461	1,690%
Cost of goods sold	7,660,026	591,236	7,068,790	1,196%
Gross profit	5,544,998	146,327	5,398,671	3,689%
Operating expenses:
General and administrative expenses	1,100,271	1,511,019	(410,748)	-27%
Selling expenses	531,771	163,042	368,729	226%
Total operating expenses	1,632,042	1,674,061	(42,019)	-3%
Income (Loss) from operations	3,912,956	(1,527,734)	5,440,690
Other income (expense):
Interest expense	(421,054)	(508,818)	87,764
Subsidy income	756,197	-	756,197	N/A
Rental income, net	228,208	-	228,208	N/A
Other income (expense), net	(28,030)	28,028	(56,058)	N/A
Total other income (expense)	535,321	(480,790)	1,016,111	-211%
Income (Loss) before income taxes	4,448,277	(2,008,524)	6,456,801	-321%
Income taxes	(25,542)	26,334	(51,876)	-197%
Net income (loss)	4,473,819	(2,034,858)	6,508,677	-320%

Revenue. Total revenue increased from $737,563 for the year ended December 31, 2017 to $13,205,024 for the year ended December 31, 2018, which represented an increase of $12,467,461, or approximately 1,690%. The significant increase in revenue was mainly due to a larger demand for our organic fertilizer products from large scale agricultural companies and farmer professional cooperatives for the year ended December 31, 2018. We have developed more customers, such as Huizhou Sijilv Agricultural Products Co., Ltd., Jilin Jijie Farmers’ Professional Union, and Guangzhou Lvxing Organic Agricultural Products Co., Ltd., that are buying a large quantity of our products. We are continuing to obtain more stable customers in 2018.

We also started to sell high quality agriculture food products for the year ended December 31, 2018 and expect to increase the sales of this business segment significantly in the near future.

Cost of sales. Cost of sales for organic fertilizer increased from $591,236 for the year ended December 31, 2017 to $7,660,026 for the year ended December 31, 2018, which represented an increase of approximately $7,068,790, or 12 times. The significant increase in cost of sales was in line with the significant increase in our revenue from fertilizer sales and agriculture product sales for the same period.

Gross Profit. The gross profit for organic fertilizer increased significantly from $146,327 for the year ended December 31, 2017 to gross profit of $5,476,778 for the year ended December 31, 2018. The gross margin increased from 20% for the year ended December 31, 2017 to 45% for the year ended December 31, 2018. The gross margin of 45% represents our normal operation result of sales to final customers. The significant increase in gross margin was mainly due to a small quantity of depreciation for some idle equipment was recorded as the cost of goods sold for the year ended December 31, 2017. We turned to selling powdered organic fertilizer instead of granular organic fertilizer for the year ended December 31, 2018, as powdered organic fertilizer has a higher gross margin than granular organic fertilizer.

The gross profit for agriculture food products was $1,148,203, and gross margin was approximately 6% for the year ended December 31, 2018.

Expenses. We incurred $531,771 in selling expenses for the year ended December 31, 2018, compared to $163,042 for the year ended December 31, 2017. We incurred $1,100,271 in general and administrative expenses for the year ended December 31, 2018, compared to $1,511,019 for the year ended December 31, 2017. Total selling, general and administrative expenses slightly decreased by $42,019, or 3% for the year ended December 31, 2018 as compared to the same period in 2017. Our selling expenses increased by $368,729 and our general and administrative expenses decreased by $410,748. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. The decrease in general and administrative expenses was due to more depreciation expense for idle building reclassified from general and administrative expense to rental cost as more idle building was leased in 2018. However, we expect to increase our general and administrative expense for the next year, as our sales continued to grow.

Interest income (expense). We incurred $421,054 in interest expense during the year ended December 31, 2018, compared with interest expense of $508,818 for the year ended December 31, 2017. The decrease in interest expense was mainly due to the repayment of $754,422 interest bearing bank loan for the year ended December 31, 2018.

Net Income (loss). Our net income was $4,473,819 for the year ended December 31, 2018, compared with net loss of $2,034,858 for the year ended December 31, 2017. We ceased to incur net losses and began to generate a profit because we increased our revenue and gross profit significantly for the year ended December 31, 2018. We expanded our organic fertilizers business significantly, received a government subsidy of $756,197 and generated more net rental income in 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2018 and December 31, 2017 our working capital deficit was $7,119,118 and $10,708,100, respectively. The significant improvement in our working capital deficit was reflecting faster increase in our current assets.

We have financed our operations over the years ended December 31, 2018 and 2017 primarily through proceeds from stock issuance and advances from related parties, and net cash inflow from operation.

The components of cash flows are discussed below:

	For the Years Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$1,823,544	$(1,715,588)
Net cash provided by (used in) investing activities	(2,469,701)	(651)
Net cash provided by financing activities	548,337	1,708,331
Exchange rate effect on cash	101,547	(254)
Net cash inflow (outflow)	$3,727	$(8,162)

Cash provided by (used in) Operating Activities

Net cash provided by operating activities was $1,823,544 for the year ended December 31, 2018. Cash provided by operating activities for the year ended December 31, 2018 consisted primarily of net income of $4,473,819, which was adjusted by depreciation and amortization of $849,792, and deferred income tax assets of $472,749. The Company had an increase of $270,176 in other payables, an increase of $447,207 in income tax payable, which were offset by an increase of $3,893,269 in accounts receivable, and an increase of $58,409 in inventory.

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

Cash provided by (used in) Investing Activities

Net cash used in investing activities was $2,469,701 for the year ended December 31, 2018. The activities consisted of our investments of $1,514,586 in the construction for black goat slaughtering and processing project in Yunnan province; purchase of land use right of $936,238 for black goat slaughtering and processing project; and additional investment of apple orchard of $18,877.

Net cash used in investing activities was $651 for the year ended December 31, 2017. The investments included purchase of biological assets of $651.

Cash Provided by Financing Activities

Net cash provided by financing activities was $548,337 for the year ended December 31, 2018. During the period, cash provided by financing activities consisted of the proceeds from notes payable of $1,812,718, proceeds of $2,599,413 in capital contribution from shareholders, offset by repayment of $3,109,372 to related parties and repayment of $754,422 in short term loans.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of December 31, 2018
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$9,058,493	$5,603,950	$3,454,543	$—	$—
Others	—	—	—	—	—
	$9,058,493	$5,603,950	$3,454,543	$—	$—

Commitments for Capital Expenditure

On October 18, 2018, the Company signed a building construction agreement with Yunnan Junxiong Construction Engineering Co., Ltd. for the black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC. The total contract price is $1,599,674 (RMB 11,000,000), all of which is unpaid as of December 31, 2018.

In addition, the Company signed a set of construction agreements with third parties in 2018 for the black goat slaughtering and processing project, including surveying and mapping contract, equipment installation contract, and electricity installation contract, etc. As of December 31, 2018, a total amount of $436,275 (RMB3,000,000) is unpaid

Off Balance Sheet Items

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
Muliang Agritech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muliang Agritech, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

WWC, P.C.

Certified Public Accountants

San Mateo, CA

April 16, 2019

We have served as the Company’s auditor since March 15, 2016.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	Audited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$12,778	$9,051
Accounts receivable, net	4,090,887	358,516
Inventories	446,630	412,648
Prepayment	1,491,102	23,076
Other receivables, net	102,733	67,597
Total Current Assets	6,144,130	870,888

Property, plant and equipment, net	14,927,323	16,216,429
Intangible assets, net	3,213,130	2,505,967
Other assets and deposits	74,268	454,771
Deferred tax asset	454,751	-

Total Assets	$24,813,602	$20,048,055

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$150,515	$159,074
Current portion of long-term debt	5,453,435	1,998,033
Accounts payable and accrued payables	4,585,732	3,975,899
Advances from customers	211,114	21,986
Income tax payable	430,181	-
Other payables	816,724	982,909
Due to related party	1,615,547	4,441,087
Total Current Liabilities	13,263,248	11,578,988

Long-term loans	3,454,543	7,538,787
Total Liabilities	16,717,791	19,117,775

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,341,718 and 56,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	5,634	5,600
Additional paid in capital	19,398,854	16,817,585
Accumulated deficit	(11,773,401)	(16,118,404)
Accumulated other comprehensive gain	344,187	240,402
Stockholders’ Equity - Muliang Agritech, Inc. and Subsidiaries	7,975,274	945,183
Noncontrolling interest	120,537	(14,903)
Total Stockholders’ Equity	8,095,811	930,280
Total Liabilities and Stockholders’ Equity	$24,813,602	$20,048,055

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2018	2017

Revenues	$13,205,024	$737,563
Cost of goods sold	7,660,026	591,236
Gross profit	5,544,998	146,327

Operating expenses:
General and administrative expenses	1,100,271	1,511,019
Selling expenses	531,771	163,042
Total operating expenses	1,632,042	1,674,061

Income (Loss) from operations	3,912,956	(1,527,734)

Other income (expense):
Interest expense	(421,054)	(508,818)
Subsidy income	756,197	-
Rental income, net	228,208	98,418
Other income (expense), net	(28,030)	(70,390)
Total other income (expense)	535,321	(480,790)

Income (Loss) before income taxes	4,448,277	(2,008,524)

Income taxes	(25,542)	26,334

Net income (loss)	4,473,819	(2,034,858)

Net income (loss) attributable to non-controlling interest	128,816	(18,406)
Net income (loss) attributable to Muliang Agritech, Inc. common stockholders	$4,345,003	$(2,016,452)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	103,785	147,936

Total Comprehensive loss	$4,577,604	$(1,886,922)
Total comprehensive (income) loss attributable to non-controlling interests	135,440	6,214
Total comprehensive (income) loss attributable to Muliang Agritech, Inc. common stockholders	4,442,164	(1,893,136)

Earnings per common share
Basic and diluted	0.08	(0.04)

Weighted average common shares outstanding
Basic	56,170,859	56,000,000
Diluted	56,170,859	56,000,000

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2016	56,000,000	$5,600	$16,817,585	$(14,101,952)	$92,466	$(2,711)	$2,810,988

Net income	-	-	-	(2,016,452)		(18,406)	(2,034,858)
Foreign currency translation adjustment	-	-	-	-	147,936	6,214	154,150

Balance, December 31, 2017	56,000,000	$5,600	$16,817,585	$(16,118,404)	$240,402	$(14,903)	$930,280

Issuance of common stock	341,718	34	2,581,269	-	-	-	2,581,303
Net income	-	-	-	4,345,003	-	128,816	4,473,819
Foreign currency translation adjustment	-	-	-	-	103,785	6,624	110,409

Balance, December 31, 2018	56,341,718	$5,634	$19,398,854	$(11,773,401)	$344,187	$120,537	$8,095,811

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,473,819	$(2,034,858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	849,792	649,976
Bad debt expense(reverse)	(6,880)	104,888
Deferred income tax assets	(472,749)
Changes in assets and liabilities:
Restricted cash	-	1,063
Accounts receivable	(3,893,269)	17,859
Inventories	(58,409)	143,989
Prepayment	20,319	(268,096)
Other receivables	(40,308)	(46,077)
Accounts payable and accrued payables	36,002	(1,339,649)
Advances from customers	197,844	12,321
Income tax payable	447,207	-
Other payables	270,176	1,042,996
Net cash provided by (used in) operating activities	1,823,544	(1,715,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(936,238)	(651)
Purchase of biological assets	(18,877)	-
Investment in construction in progress	(1,514,586)	-
Net cash used in investing activities	(2,469,701)	(648)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of short-term loans	-	547,580
Proceeds from third party individual	1,812,718	-
Proceeds from (Repayment to) related party	(3,109,372)	2,191,534
Repayment of short-term loans	(754,422)	(1,030,783)
Capital contribution from shareholders	2,599,413	-
Net cash provided by financing activities	548,337	1,708,331

EFFECT OF EXCHANGE RATE CHANGES ON CASH	101,547	(254)

NET INCREASE (DECREASE) IN CASH	3,727	(8,162)
CASH, BEGINNING OF YEAR	9,051	17,213
CASH, END OF YEAR	12,778	9,051

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$1,579,634	$589,163
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to short term loan	$4,459,831	$-
Debt to stock	$326,550	$-

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Muliang Agritech, Inc. formerly known as Mullan Agritech, Inc and previously M&A Holding Corporation. (“Muliang Agritech”) was incorporated under the laws of the State of Nevada on November 5, 2014. Muliang Agritech’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in agricultural industry are conducted through several indirectly owned subsidiaries in China.

On June 9, 2016, Mullan Agritech filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, changing its name from “M & A Holding Corporation,” to “Mullan Agritech, Inc.” On April 5, 2019, Company filed another Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, changing its name from “Mullan Agritech, Inc.” to “Muliang Agritech, Inc.”

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

On May 27, 2013, Muliang Industry entered into and consummated an equity purchase agreement whereby it acquired 99% of the outstanding equity of Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a corporation organized under the laws of the People’s Republic of China. Fukang was incorporated in Weihai City, Shandong Province on January 6, 2009. Fukang is focused on the distribution of organic fertilizers and the development of new bio-organic fertilizers. As a result of the completion of the transaction, Fukang became a 99% owned subsidiary of Muliang Industry, with the remaining 1% equity interest owned by Ms. Hui Song.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

On September 3, 2015, Muliang Agritech effected a split of its outstanding common stock resulting in an aggregate of 30,105,000 shares outstanding of which 24,000,000 were owned by Chenxi Shi the founder of Muliang Agritech and its sole officer and director. The remaining 6,105,000 were held by a total of 39 investors.

On January 11, 2016, Muliang Agritech issued 25,895,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of Muliang Agritech on that date, transferred 24,000,000 shares of the common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by Muliang Agritech whereby Muliang Agritech would derive all substantial economic benefit generated by Muliang Industry and its subsidiaries.

As a result, Muliang Agritech has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, Muliang Agritech exercises control over Muliang Industry. Muliang Industry has two wholly-owned subsidiaries (Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary Zongbao Cangzhou.

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

On October 27, 2016, Muliang Industry established a wholly-owned subsidiary, Yunnan Muliang Animal Husbandry Development Co., Ltd. (“Yunnan Muliang”) in Yunnan Province, China. Muliang Industry owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares. On December 8, 2018, Muliang Industry acquired 25% shares of Yunnan Muliang with a consideration of $727,125(RMB5,000,000) from Shuangbai County Development Investment Co., Ltd. And the other 20% shares were acquired by Lirong Wang. Yunnan Muliang, with registered capital of RMB 20,000,000, was established for the development of sales in the western region of China.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Muliang Agritech, Zhonglian, and Yunnan Muliang are referred to as subsidiaries the Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon the liquidation of current assets. For the years ended December 31, 2018 and 2017, the Company reported net income of $4,473,819 and net loss of $2,034,858, respectively. The Company had working capital deficit of approximately $7.12 million and $10.71 million as of December 31, 2018 and December 31, 2017. Although the Company had net cash inflow of $1,823,544 and net cash outflow of $1,715,588 from its operating activities during the years ended December 31, 2018 and 2017. The Company generated income from operation of $3,912,956 and incurred interest expense of $421,054 for the year ended December 31, 2018. The overall situation of the Company still raises doubt as to whether the Company may continue as a going concern.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

Principles of Consolidation

Muliang Agritech consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian and 80% controlled Yunnan Muliang. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, and 20% interest in Yunnan Muliang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, consisting of raw materials, work in process, and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Included in the intangible assets are land use rights and non-patented technology. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Useful life for non-patented technology refers to the period during which economic benefits can be generated. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2018 and 2017.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for the reporting period beginning after January 1, 2018 are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Management has determined that the adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to opening retained earnings.

Revenue for sale of products is derived from contracts with customers, which primarily include the sale of fertilizer products and environmental protection equipment. The Company’s sales arrangements do not contain variable consideration. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the products has been transferred to the customer. For vast majority of the Company’s product sales, the performance obligations and control of the products transfer to the customer when products are delivered, and customer acceptance is made.

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company currently leased part of the building of the Shanghai new plant to third parties as warehouse. The Company recognizes building leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the years ended December 31, 2018 and 2017, rental income of $388,309 and $248,431 were recognized as other income.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the years ended December 31, 2018 and 2017 was gains of $105,755 and $147,936, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2018 and 2017 were translated at 6.8764 RMB to $1 USD and 6.5064 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the years ended December 31, 2018 and 2017 were 6.6146 RMB and 6.7570 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2018 and 2017.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

The following table summarizes the carrying values of the Company’s financial instruments:

	December 31, 2018	December 31, 2017

Short-term loan	$150,515	$159,074
Current portion of long-term loan	5,453,435	1,998,033
Long-term loan	3,454,543	5,102,668
	$9,058,493	$7,259,775

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company is implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, ” Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently adopted accounting pronouncements

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company adoptedASU 2016-12 from January 1, 2018.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company adopted ASU 2016-20 from January 1, 2018.

The Company adopted the Revenue from Contracts with Customers (Topic 606) from January 1, 2018.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017

Accounts receivable	$4,370,620	$683,758
Less: Allowance for doubtful accounts	(279,733)	(325,242)
Total, net	$4,090,887	$358,516

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $279,733 and $325,242 for the years ended December 31, 2018 and 2017.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31, 2018	December 31, 2017

Raw materials	$124,069	$118,198
Finished goods	322,561	294,450
Total, net	$446,630	$412,648

NOTE 5 – PREPAYMENT

The prepayment balance of $1,491,102 as of December 31, 2018 mainly represents the advanced payment for the construction of the black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC. The remaining balance represents the advance to the suppliers for business purpose.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2018 and 2017 consisted of:

	December 31,	December 31,
	2018	2017
Building	$12,838,100	$13,603,224
Operating equipment	2,754,463	2,968,880
Vehicle	104,121	58,492
Office equipment	59,897	18,500
Apple Orchard	1,026,505	1,029,230
Construction in progress	341,173	-
	17,124,259	17,678,326
Less: Accumulated depreciation	(2,196,936)	(1,461,897)
	$14,927,323	$16,216,429

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the years ended December 31, 2018 and 2017, depreciation expense amounted to $788,881 and $575,190, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $341,173 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2018	2017

Land use rights	$3,618,441	$2,279,140
Non-patented technology	14,542	608,632
	3,632,983	2,887,772
Less: Accumulated amortization	(419,853)	(381,805)
	$3,213,130	$2,505,967

The total cost of $3,618,441 represents the three industrial land use rights located in Shanghai City, Weihai City, Shandong Province, and Chuxiong City, Yunnan Province.

For the years ended December 31, 2018 and 2017, amortization of intangible assets amounted to $60,911 and $74,786, respectively.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets, non-current
Deficit carried-forward	$416,836	$-
Allowance for doubtful accounts	37,915	-
Deferred tax assets	454,751	-
Less: valuation allowance	-	-
Deferred tax assets, non-current	$454,751	$-

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOAN PAYABLE

Short-term loan of $150,515 represents balance due to Shanghai Jinshan Limin Micro Loan Co., Ltd., with annualized interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018. The Company extended this loan twice until the end of June 2019 with the same terms.

Current portion of long-term loans amounted to $5,453,435 representing balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + (HongkongInterBank Offered Rate (“HIBOR”)).

Long-term loans represent amounts due to lenders that are due more than one year, whose balance was $3,454,543 and $7,538,787 as of December 31, 2018 and 2017, respectively.

Long -term loan and current portion of long-term loan consisted of the following:

	December 31,	December 31,
	2018	2017
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by August 25, 2019.	$4,362,748	$5,379,319
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,090,687	1,152,711
Long-term loans and interest payable to individuals and entities without interest	3,454,543	3,004,790
	8,907,978	9,536,820
Less: Current portion of long-term loans payable	5,453,435	1,998,033
Total, net	$3,454,543	$7,538,787

As of December 31, 2018, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$5,603,950
Year 2	3,454,543
Total	$9,058,493

The long-term bank loan with Agricultural Bank of China was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

The Company recognized interest expenses of $421,054 and $508,818 for the years ended December 31, 2018 and 2017, respectively.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS DEFICIT

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On June 29, 2018, the outstanding amount $326,348 due to Mr. Wang, CEO and Chairman of the Company, were converted into 43,200 shares of Common Shares at $ 7.55 per share.

On June 29, 2018 the Company issued 298,518 common shares of the Company at $7.55 for proceeds of $2,255,111 to Mr. Wang, CEO and Chairman of the Company.

As of December 31, 2018, the Company had 56,341,718 common shares outstanding.

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock (the “Stock Split”). The common shares outstanding have been retroactively restated to reflect the reverse stock split.

NOTE 11 – RELATED PARTY TRANSACTIONS

Ms. Hui Song was the Company’s former sales director. In 2013, Ms. Hui Song resigned, and she no longer has any significant control or influence over the Company, therefore she was no longer considered a related party. Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song, and Yantai Zongbao Tele-Agriculture Service Co., Ltd., a related company of Ms. Hui Song, were also no longer considered as related parties of the Company.

*Account receivable and sales to Ms. Hui Song and its associated

For the year ended December 31, 2018, the Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $164,968, with related cost of $103,371. This transaction was reflected in the revenue and cost of goods sold.

As of December 31, 2018 and December 31, 2017, the Company has account receivable balance of $185,665 and $0 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

As of December 31, 2018 and December 31, 2017, the Company has account receivable balance of $61,082 and $64,555 from Yantai Zongbao Tele-Agriculture Service Co., Ltd., respectively.

*Account payable and purchase from Ms. Hui Song and its associated

For the year ended December 31, 2018, the Company purchased fertilizer of $3,651,430 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song. As of December 31, 2018, account payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $72,712.

As of December 31, 2018, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms. Hui Song were of $807,780 and $266,855, respectively.

* Account receivable and sales from related parties

The Company did not make sales to any related party for the year ended December 31, 2018 and 2017. And the Company has no account receivable balance as of December 31, 2018 and December 31, 2017.

* Account payable and purchase from related parties

For the year ended December 31, 2018, the Company purchased fertilizer manufacturing equipment of $120,945 from Shanghai Aoke Chemicals Co., Ltd, an entity controlled by Mr. Lirong Wang, CEO and majority shareholder of the Company. As of December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $116,340.

The Company did not purchase other material or service from related parties for the year ended December 31, 2018 and 2017.

* Due from Related Parties

The Company does not have balances due from related parties as of December 31, 2018 and 2017, respectively.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

* Due to related party

Outstanding balance due to Mr. Lirong Wang and Mr. Guihua Lin below are advances from related parties for working capital of the Company which are mainly due on demand, non-interest bearing, and unsecured, unless further disclosed.

	December 31,	December 31,
	2018	2017	Relationship
Mr. Lirong Wang ①	1,442,751	4,025,356	The CEO and Chairman of the Company
Ms. Xueying Sheng③④⑤⑥	169,743	230,730	Controller/Accounting Manager of the Company
Mr. Guohua Lin②	3,054	102,462	One of the Company’s shareholders
Total	1,615,547	4,441,087

①	For the year ended December 31, 2018, the Company borrowed $3,829,415 from Mr. Lirong Wang, and repaid $6,404,317. On June 29, 2018, the amount due to Mr. Wang of $326,348 was converted into common shares.

②	For the year ended December 31, 2018, the Company borrowed $171,911 from Mr. Guohua Lin, and repaid $257,931.

③	On November 8, 2017, the Company borrowed $31,993 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 20%.

④	On December 12, 2017, the Company borrowed $11,634 from Ms. Xueying Sheng and repaid in March 2018. The loan is unsecured and bears an interest rate of 20%.

⑤	For the year ended December 31, 2018, the Company borrowed $194,272 from Ms. Xueying Sheng. This loan is unsecured, without maturity and non-interest bearing.

⑥	For the year ended December 31, 2018, the Company repaid $245,653 to Ms. Xueying, Sheng.

NOTE 12 – DISPOSAL OF SUBSIDIARY

On October 12, 2017, the Company ceased operation of its 100% owned subsidiary Ningling Fertilizer and deregistered Ningling Fertilizer with the Administration for Industry and Commerce. The Company closed Ningling Fertilizer with net assets of $2,275 and accumulated deficit of $34,739 as of October 12, 2017. Ningling has historically been reported as a component of the Company’s operations and incurred $33,323 to loss before income taxes provisions for the year ended December 31, 2017. The ceased operation does not constitute a strategic shift that will have a major effect on the Company’s operations or financial results and as such, the disposal is not classified as discontinued operations in the Company’s consolidated financial statements. The loss from the investment of the subsidiary has been recorded in other expenses.

NOTE 13 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2018 and 2017.

	For the year ended December 31,
Customers	2018		2017
	Amount	%	Amount	%
A	N/A	N/A	358,710	48%
B	N/A	N/A	92,446	12%
C	2,096,121	16%	N/A	N/A
D	1,952,652	15%	N/A	N/A

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONCENTRATIONS (CONTINUED)

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2018 and 2017.

	For the year ended December 31,
Suppliers	2018		2017
	Amount	%	Amount	%
A	3,651,430	43%	N/A	N/A
B	N/A	N/A	212,453	46%
C	N/A	N/A	49,578	11%
D	840,657	10%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2018 and 2017, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2018		2017
United States	$-	0%	$-	0%
China	12,778	100%	9,051	100%
Total cash and cash equivalents	$12,778	100%	$9,051	100%

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

United States

Muliang Agritech is established in the State of Nevada in the United States and is subject to Nevada State and US Federal tax laws. Muliang Agritech has approximately $102,000 of unused net operating losses (“NOLs”) available for carrying forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the country. For the years ended December 31, 2018 and 2017, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhongliang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Years Ended
	December 31,	December 31,
	2018	2017
US Statutory income tax rate	21.00%	35.00%
PRC income tax adjustment	4.00%	(10.00)%
Valuation allowance	(12.51)%	(25.00)%
Effect of expenses not deductible for tax purpose	0.02%	0.00%
Effect of income tax exemptions and reliefs	(10.63)%	0.00%
Others	(2.45)%	0.00%
Total	(0.57)%	0.00%

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2018	2017
Current	$447,207	$-
Deferred	(472,749)	-
Total	$(25,542)	$-

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s PRC entities’ tax filings, which may lead to additional tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of December 31, 2018 and 2017.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Fertilizer and forage grass	$12,054,335	$731,512	$6,577,557	$492,385
Agricultural products (food) sales	1,150,689	6,501	1,082,469	98,851
Total	$13,205,024	$737,563	$7,660,026	$591,236

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On October 18, 2018, the Company signed a building construction agreement with Yunnan Junxiong Construction Engineering Co., Ltd. for the black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC. The total contract price is $1,599,674(RMB11,000,000), all of which is unpaid as of December 31, 2018.

In addition, the Company signed a set of construction agreements with third parties in 2018 for the black goat slaughtering and processing project, including surveying and mapping contract, equipment installation contract, and electricity installation contract, etc. As of December 31, 2018, a total amount of $436,275(RMB3,000,000) is unpaid.

The Company has future minimum capital expenditure obligations as of December 31, 2018 as follows:

2019	1,221,570
2020	814,379
2021	-
2022	-
2023	-
Thereafter	-
Total	$2,035,949

NOTE 17 – SUBSEQUENT EVENTS

Reverse Stock Split

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock (the “Stock Split”),  No fractional shares of Common Stock will be issued as a result of the reverse stock split.The Stock Split does not affect the par value or the number of authorized shares of common stock of the Company. The Stock Split will become effective upon approval of Financial Industry Regulatory Authority.

As a result of this reverse stock split, all references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, of the Company’s Common Stock have been restated to reflect the effect of the stock split for all periods presented.

Name Change

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.” (the “Name Change”). On April 5, 2019, Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change.

Blank Check Preferred Stock

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved creation of one hundred million (100,000,000) shares of Blank Check Preferred Stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

On April 5, 2019, the Company filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change and to authorize the creation of Blank Check Preferred Stock.

Common stock authorized

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved that the capital stock shall consist of 500,000,000 shares of common stock, par value $0.0001 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and interim principal accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2018. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2018.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2018. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Lirong Wang	45	President, Chief Executive Officer, Chief Financial Officer, and Director

Lirong Wang.

Mr. Wang has been the sole officer and director of the Company since January 11, 2016. Mr. Wang has also been the Chairman and CEO of Shanghai Muliang Industries Co., Ltd. since December 2006. From November 2002 to November 2006, Mr. Wang was general manager of Shanghai Aoke Chemical Products Co., Ltd. Mr. Wang received his bachelor’s degree in storage management from Harbin University of Commerce in 1996.

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

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Lirong Wang	2018	17,450	0	0	0	17,450
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer	2017	18,443	0	0	0	18,443

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

The following table provides information as to shares of common stock beneficially owned as of April 16, 2019, by:

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

Name	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Lirong Wang	36,322,973	64.862%

All Executives and Directors as a group (1 persons)	36,322,973	64.862%

Other 5% shareholders: None

(1)	Applicable percentages are based on 56,341,718 shares outstanding as of April 16, 2019 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

* Account receivable and sales from related parties

The Company did not make sales to any related party for the year ended December 31, 2018 and 2017. And the Company has no account receivable balance as of December 31, 2018 and December 31, 2017.

* Account payable and purchase from related parties

For the year ended December 31, 2018, the Company purchased fertilizer manufacturing equipment of $120,945 from Shanghai Aoke Chemicals Co., Ltd, an entity controlled by Mr. Lirong Wang, CEO and majority shareholder of the Company. As of December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $116,340.

The Company did not purchase other material or service from related parties for the year ended December 31, 2018 and 2017.

* Due from Related Parties

The Company does not have balances due from related parties as of December 31, 2018 and 2017, respectively.

* Due to related party

Outstanding balance due to Mr. Lirong Wang and Mr. Guihua Lin below are advances from related parties for working capital of the Company which are mainly due on demand, non-interest bearing, unsecured, and without maturity date unless further disclosed.

	December 31,	December 31,
	2018	2017	Relationship
Mr. Lirong Wang ①	1,442,751	4,025,356	The CEO and Chairman of the Company
Ms. Xueying Sheng ③④⑤⑥	169,743	230,730	Controller/Accounting Manager of the Company
Mr. Guohua Lin ②	3,054	102,462	One of the Company’s shareholders
Total	1,615,547	4,441,087

①	For the year ended December 31, 2018, the Company borrowed $3,829,415 from Mr. Lirong Wang, and repaid $6,404,317. On June 29, 2018, the amount due to Mr. Wang of $326,348 was converted into common shares.

②	For the year ended December 31, 2018, the Company borrowed $171,911 from Mr. Guohua Lin, and repaid $257,931.

③	On November 8, 2017, the Company borrowed $31,993 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 20%.

④	On December 12, 2017, the Company borrowed $11,634 from Ms. Xueying Sheng and repaid in March 2018. The loan is unsecured and bears an interest rate of 20%.

⑤	For the year ended December 31, 2018, the Company borrowed $194,272 from Ms. Xueying Sheng This Loan is unsecured, without maturity and non-interest bearing.

⑥	For the year ended December 31,2018, the Company repaid $245,653 to Ms. Xueying, Sheng.

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

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $95,500 and $75,500 for the fiscal year ended December 31, 2018 and 2017, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company understood fees related to services rendered by our financial consultant for the fiscal years ended December 31, 2018 and 2017.

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

We do not have an audit committee. Our sole director preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the sole board member for the respective services were rendered.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this report:

(1)   Financial Statements:

The audited balance sheets of the Company as of December 31, 2018, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1	Certificate of Amendment to Articles of Incorporation
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULIANG AGRITECH, INC.

Date: April 16, 2019	By:	/s/ Lirong Wang
Lirong Wang
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lirong Wang	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	April 16, 2019
Lirong Wang	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)