Form 10-Q
period 2019-03-31
MULIANG AGRITECH, INC.
filed 2019-05-15
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2019, the registrant had 56,341,953 shares of its common stock outstanding.

MULIANG AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Agritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31 2018

	March 31,	December 31,
	2019	2018
		Audited
ASSETS
Current Assets:
Cash and cash equivalents	$6,317	$12,778
Accounts receivable, net	4,057,060	4,090,887
Inventories	789,051	446,630
Prepayment	1,519,834	1,491,102
Other receivables, net	187,701	102,733
Total Current Assets	6,559,963	6,144,130

Property, plant and equipment, net	15,142,871	14,927,323
Intangible assets, net	3,273,406	3,213,130
Other assets and deposits	67,434	74,268
Deferred tax asset	465,952	454,751

Total Assets	$25,509,626	$24,813,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$154,222	$150,515
Current portion of long-term debt	5,572,857	5,453,435
Accounts payable and accrued payables	4,733,636	4,469,392
Accounts payable - related party	119,205	116,340
Advances from customers	242,087	211,114
Income tax payable	539,151	430,181
Other payables	857,610	816,724
Due to related party	926,724	1,615,547
Total Current Liabilities	13,145,492	13,263,248

Long-term loans	3,602,640	3,454,543
Total Liabilities	16,748,132	16,717,791

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,341,718 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	5,634	5,634
Additional paid in capital	19,398,854	19,398,854
Accumulated deficit	(11,330,741)	(11,773,401)
Accumulated other comprehensive loss	563,268	344,187
Stockholders’ Equity – Muliang Agritech, Inc. and Subsidiaries	8,637,015	7,975,274
Noncontrolling interest	124,479	120,537
Total Stockholders’ Equity	8,761,494	8,095,811
Total Liabilities and Stockholders’ Equity	$25,509,626	$24,813,602

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues	$2,225,368	$1,188,020
Cost of goods sold	1,338,876	682,779
Gross profit (loss)	886,492	505,241

Operating expenses:
Selling expenses	177,000	23,317
General and administrative expenses	341,556	392,510
Total operating expenses	518,556	415,827

Income (Loss) from operations	367,936	89,414

Other income (expense):
Interest expense	(94,596)	(108,081)
Subsidy income	146,560	2,188
Rental income, net	122,960	73,526
Other income (expense), net	587	(9,176)
Total other income (expense)	175,511	(41,543)

Income (Loss) before income taxes	543,447	47,871

Income taxes	97,860	-

Net income	445,587	47,871

Net income (loss) attributable to Muliang Agritech, Inc. common stockholders	442,660	77,522
Net income (loss) attributable to noncontrolling interest	2,927	(29,651)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	219,081	24,289

Total Comprehensive loss	664,668	72,160
Total comprehensive (income) loss attributable to non-controlling interests	3,942	(23,129)
Total comprehensive (income) loss attributable to Muliang Agritech Inc. common stockholders	$660,726	$95,289

Earnings per common share
Basic and diluted	0.01	0.00

Weighted average common shares outstanding
Basic	56,341,718	56,000,000
Diluted	56,341,718	56,000,000

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2018 AND THREE MONTHS ENDED MARCH 31, 2019 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2017	56,000,000	$5,600	$16,817,585	$(14,101,952)	$92,466	$(2,711)	$2,810,988
Issuance of common stock	341,718	34	2,581,269	-	-	-	2,581,303
Net income	-	-	-	4,345,003	-	128,816	4,473,819
Foreign currency translation adjustment	-	-	-	-	103,785	6,624	110,409
Balance, December 31, 2018	56,341,718	$5,634	$19,398,854	$(11,773,401)	$344,187	$120,537	$8,095,811

Net income	-	-	-	442,660	-	2,927	445,587
Foreign currency translation adjustment	-	-	-	-	219,081	1,015	220,096
Balance, March 31, 2019	56,341,718	$5,634	$19,398,854	$(11,330,741)	$563,268	$124,479	$8,761,494

See accompanying notes to consolidated financial statements

4

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$445,587	$47,871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	291,069	223,491
Changes in assets and liabilities:
Accounts receivable	133,884	(568,309)
Accounts receivable - related party	-	(377,045)
Inventories	(329,687)	37,661
Prepayment	149,975	(60,136)
Other receivables	(82,007)	(45,676)
Accounts payable and accrued payables	145,941	(489,512)
Accounts payable - related party	-	125,853
Advances from customers	25,638	540,560
Income tax payable	97,860	-
Other payables	38,911	1,560,502
Net cash provided by operating activities	917,171	995,260

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	(18,508)	(7,313)
Investment in construction in progress	(228,458)	(745,084)
Net cash used in investing activities	(246,966)	(752,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from third party individual	62,679	786,584
Proceeds from (Repayment to) related party	(724,803)	(222,615)
Repayment of short-term loans	(14,823)	(786,584)
Net cash used in financing activities	(676,947)	(222,615)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	281	570

NET INCREASE (DECREASE) IN CASH	(6,461)	20,818
CASH, BEGINNING OF PERIOD	12,778	9,051
CASH, END OF PERIOD	$6,317	$29,869
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$23,110	$108,081
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to short term loan	$-	$1,101,218
Property addition in connection with liability	$7,411	$-

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Muliang Agritech, Inc. formerly known as M & A Holding Corporation. (“Muliang Agritech”) was incorporated under the laws of the State of Nevada on November 5, 2014. Muliang Agritech’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in agricultural industry are conducted through several indirectly owned subsidiaries in China.

On June 9, 2016, Muliang Agritech filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, changing its name from “M & A Holding Corporation,” to “Mullan Agritech, Inc.”

On July 11, 2016, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace the change of the corporate name from “M & A Holding Corporation,” to “Mullan Agritech, Inc.”, and effective on such date.

On April 4, 2019, the Company changed its corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.” The name change took effect on May 7, 2019. In connection with the name change, our stock symbol changed to “MULG”. Muliang Agritech trades under its new name, Muliang Agritech, Inc.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock, change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.”, and creation of one hundred million (100,000,000) shares of Blank Check Preferred Stock.

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

On April 16, 2019, we filed a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the reverse stock split. Any fractional shares are to be rounded up to whole shares. The reverse stock split does not affect the par value or the number of authorized shares of common stock of the Company.

The reverse stock split and the name change took effect on May 7, 2019.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $11,330,741 and $11,773,401 as of March 31, 2019 and December 31, 2018, respectively. Our cash balances as of March 31, 2019 and December 31, 2018 were $6,317 and $12,778, respectively. We had current liabilities of $13,145,493 at March 31, 2019 which would be due within the next 12 months. In addition, we had a working capital deficit of $6,585,530 and $7,119,118 at March 31, 2019 and December 31, 2018, respectively.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2018.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2019 and 2018.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the three months ended March 31, 2019 and 2018, rental income of $165,711 and $118,962 were recognized as other income.

Cost of Sales

Cost of goods sold consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

Related Parties

Parties are related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for three months ended March 31, 2019 and 2018 were gain of $219,080 and gain of $24,289, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

Asset and liability accounts at March 31, 2019 and December 31, 2018 were translated at 6.7111 RMB to $1 USD and 6.8764 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the three months ended March 31, 2019 and 2018 were 6.7464 RMB and 6.3566 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	March 31,	December 31,
	2019	2018

Short-term loan	154,222	150,515
Current portion of long-term debt	5,572,857	5,453,435
Long-term loan	3,602,640	3,454,543

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

Recently adopted accounting pronouncements

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2019	2018

Accounts receivable	$4,337,460	$4,370,620
Less: Allowance for doubtful accounts	(280,400)	(279,733)
Total, net	$4,057,060	$4,090,887

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance expense of $0 and $0 for the three months ended March 31, 2019 and 2018.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2019	2018

Raw materials	$138,892	$124,069
Finished goods	650,159	322,561
Total, net	$789,051	$446,630

The Company did not recognized loss from inventory impairment for the three months ended March 31, 2019 and 2018.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENT

The prepayment balance of $1,519,834 as of March 31, 2019 mainly represents the advanced payment for the construction of the black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC. The remaining balance represents the advance to the suppliers for business purpose.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2019 and December 31, 2018 consisted of:

	March 31,	December 31,
	2019	2018
Building	$13,155,540	$12,838,100
Operating equipment	2,896,937	2,754,463
Vehicle	82,547	104,121
Office equipment	21,501	59,897
Apple Orchard	1,070,395	1,026,505
Construction in progress	384,529	341,173
	17,611,449	17,124,259
Less: Accumulated depreciation	(2,468,578)	(2,196,936)
	$15,142,871	$14,927,323

For the three months ended March 31, 2019 and 2018, depreciation expense amounted to $272,302 and $208,051, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $384,529 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2019	2018

Land use rights	$3,707,565	$3,618,441
Non-patented technology	14,901	14,542
	3,722,466	3,632,983
Less: Accumulated amortization	(449,060)	(419,853)
	$3,273,406	$3,213,130

For the three months ended March 31, 2019 and 2018, amortization of intangible assets amounted to $18,767 and $15,440, respectively.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	March 31,	December 31,
	2019	2018
Deferred tax assets, non-current
Deficit carried-forward	$427,103	$416,836
Allowance for doubtful accounts	38,849	37,915
Deferred tax assets	465,952	454,751
Less: valuation allowance	-	-
Deferred tax assets, non-current	$465,952	$454,751

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – LOANS PAYABLE

Short-term loan of $154,222 represents balance due to Shanghai Jinshan Limin Micro Loan Co., Ltd., with annualized interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018. The Company extended this loan twice until the end of June 2019 with the same terms.

Current portion of long-term loans amounted to $5,572,857 representing balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + (HongkongInterBank Offered Rate (“HIBOR”)).

Long-term loans represent amounts due to lenders that are due in more than one year, whose balance was $3,602,640 and $3,454,543 as of March 31, 2019 and December 31, 2018, respectively.

Long-term loan and current portion of long-term loan consisted of the following:

	March 31,	December 31,
	2019	2018
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by August 25, 2019.	$4,455,305	$4,362,748
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,117,552	1,090,687
Long-term loans and interest payable to individuals and entities without interest	3,602,640	3,454,543
	9,175,497	8,907,978
Less: Current portion of long-term loans payable	(5,572,857)	(5,453,435)
Total, net	$3,602,640	$3,454,543

As of March 31, 2019, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$5,727,079
Year 2	3,602,640
Total	$9,329,719

The long-term bank loan with Agricultural Bank of China was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

The Company recognized interest expenses of $94,596 and $108,081 for the three months ended March 31, 2019 and 2018, respectively.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS DEFICIT

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 5, 2019, the Company filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the creation of Blank Check Preferred Stock. As a result, the capital stock of the Company consists of 500,000,000 shares of common stock, $0.0001 par value, and 100,000,000 shares of blank check preferred stock as of March 31, 2019.

Common Share Issuances

On June 29, 2018, the outstanding amount $326,348 due to Mr. Wang, CEO and Chairman of the Company, were converted into 43,200 shares of Common Shares at $ 7.55 per share.

On June 29, 2018 the Company issued 298,518 common shares of the Company at $7.55 for proceeds of $2,255,111 to Mr. Wang, CEO and Chairman of the Company.

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock (the “Reverse Stock Split”).

On April 16, 2019, the Company filed a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Reverse stock Split. The common shares outstanding have been retroactively restated to reflect the reverse stock split.

As a result of the Reverse Stock Split, the total issued and outstanding shares of common stock the Company is 56,341,953 as of March 31, 2019.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

*Account receivable from and sales to Ms. Hui Song and her associated

For the three months ended March 31, 2019, the Company did not sell any products to Ms. Hui Song and her associated.

The Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $171,664, with related cost of $107,567 for the three months ended March 31, 2018. This transaction was reflected in the revenue and cost of goods sold.

As of March 31, 2019 and December 31, 2018, the Company has account receivable balance of $190,238 and $185,665 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

As of March 31, 2019 and December 31, 2018, the Company has account receivable balance of $37,252 and $61,082 from Yantai Zongbao Tele-Agriculture Service Co., Ltd., respectively.

*Account payable to and purchase from Ms. Hui Song and its associated

For the three months ended March 31, 2019 and 2018, the Company purchased fertilizer of $518,943 and $459,421 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively. As of March 31, 2019 and December 31, 2018, account payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $596,176 and $72,712 respectively.

As of March 31, 2019, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms Hui Song were $827,676 and $273,428, respectively.

As of December 31, 2018, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms. Hui Song were $807,780 and $266,855, respectively.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Account payable to and purchase from related parties

The Company did not make any purchase from related parties for the three months ended March 31, 2019.

The Company purchased fertilizer manufacturing equipment of $107,567 from Shanghai Aoke Chemicals Co., Ltd. for the three months ended March 31, 2018. Shanghai Aoke Chemicals Co., Ltd. was 95% controlled by Mr. Lirong Wang, CEO and majority shareholder of the Company.

As of March 31, 2019 and December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $119,205 and $116,340.

*Due to related party

Outstanding balance due to Mr. Lirong Wang and Mr. Guohua Lin below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	March 31,	December 31,
	2019	2018	Relationship
Mr. Lirong Wang	680,238	1,442,751	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	161,403	169,743	Controller/Accounting manager of the Company
Mr. Guohua Lin	85,083	3,054	Senior management / One of the Company’s shareholders
Total	926,724	1,615,547

For the three months ended March 31, 2019, the Company borrowed $574,295 from Mr. Lirong Wang, and repaid $1,114,501.

For the three months ended March 31, 2019, the Company borrowed $83,742 from Mr. Guohua Lin, and repaid $271.

On November 8, 2017, the Company borrowed $31,993 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 20%.

For the three months ended March 31, 2019, the Company borrowed $25,976 from Ms. Xueying Sheng and repaid $38,431.

These loan are due on demand, non-interest bearing, and unsecured.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2019 and 2018.

	For the three months ended
	March 31,
Customer	2019		2018
	Amount	%	Amount	%
A	414,488	22%	N/A	N/A
B	386,325	20%	N/A	N/A
C	266,809	14%	N/A	N/A
D	222,341	12%	N/A	N/A
E	N/A	N/A	626,267	52%
F	N/A	N/A	314,634	26%
G	N/A	N/A	171,664	14%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2019 and 2018.

	For the three months ended
	March 31,
Suppliers	2019		2018
	Amount	%	Amount	%
A	401,440	34%	N/A	N/A
B	142,476	12%	N/A	N/A
C	518,943	44%	459,421	76%
D	N/A	N/A	107,567	18%

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

	March 31, 2019		December 31, 2018
China	$6,317	100%	$12,778	100%
Total cash and cash equivalents	$6,317	100%	$12,778	100%

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – INCOME TAXES

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

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
US Statutory income tax rate	21%	21%
Lower rates in PRC, net	-	-
Valuation allowance	(21)%	(21)%
Total	-	-

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Three Months Ended March 31,
	2019	2018
Current	$97,860	$-
Deferred	-	-
Total	$97,860	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of March 31, 2019 and December 31, 2018.

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 30,
	2019	2018	2019	2018
Fertilizer sales	$1,915,973	$1,188,020	$1,024,937	$682,779
Agricultural products (food) sales	309,395	-	313,939	-
Total	$2,225,368	$1,188,020	$1,338,876	$682,779

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – SUBSEQUENT EVENT

Reverse Stock Split

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock (the “Reverse Stock Split”),  No fractional shares of Common Stock will be issued as a result of the reverse stock split. The Stock Split does not affect the par value or the number of authorized shares of common stock of the Company.

On April 16, 2019, the Company filed a Certificate of Change to the Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the reverse stock split.

The reverse stock split took effect on May 7, 2019

As a result of this reverse stock split, all references in the financial statements and notes thereto to the number of shares outstanding, per share amounts, of the Company’s Common Stock have been restated to reflect the effect of the stock split for all periods presented.

Name Change

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.” (the “Name Change”). On April 5, 2019, Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change. The name change took effect on May 7, 2019

Blank Check Preferred Stock

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

On April 5, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to authorize the creation of Blank Check Preferred Stock.

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

Recent Development

Reverse Stock Split

On April 16, 2019, the Company filed a Certificate of Change to the Articles of Incorporation with the Secretary of State of the State of Nevada to reflect a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock (the “Reverse Stock Split”).The reverse stock split took effect on May 7, 2019

Name Change

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.” (the “Name Change”). On April 5, 2019, Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change. The name change took effect on May 7, 2019

Blank Check Preferred Stock

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved creation of one hundred million (100,000,000) shares of Blank Check Preferred Stock, $0.0001 par value.

On April 5, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to authorize the creation of Blank Check Preferred Stock.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $11,330,741 and $11,773,401 as of March 31, 2019 and December 31, 2018, respectively. Our cash balances as of March 31, 2019 and December 31, 2018 were $6,317 and $12,778, respectively. We had current liability of $13,145,493 at March 31, 2019 which would be due within the next 12 months. In addition, we had a working capital deficit of $6,585,530 and $7,119,118 at March 31, 2019 and December 31, 2018, respectively.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the three months ended March 31, 2019 and 2018, rental income of $165,711 and $118,962 were recognized as other income.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 86% of our total revenue for the three months ended March 31, 2019.

Currently, almost all of our revenue is derived from powdered organic fertilizer product, as it is easier to absorb for soil and plants, compared with the granular organic fertilizer.

From the year ended December 31, 2018, management also started to develop the sales of agricultural products (food).  Sales from agricultural products (food) accounted for around 14% of our total sales currently.

For the Three Months Ended March 31, 2019 and 2018

	For the Three Months Ended March 31,
	2019	2018	Fluctuation
	$	$	$	%
Revenues-fertilizer	1,915,973	1,188,020	727,953	61.27%
Revenues-agricultural products	309,395	-	309,395	N/A
Subtotal of revenue	2,225,368	1,188,020	1,037,348	87.32%

Cost-fertilizer	1,024,937	682,779	342,158	50.11%
Cost- agricultural products	313,939	-	313,939	N/A
Subtotal of cost	1,338,876	682,779	656,097	96.09%

Gross profit	886,492	505,241	381,251	75.46%

Operating expenses:
General and administrative expenses	341,556	392,510	(50,954)	-12.98%
Selling expenses	177,000	23,317	153,683	659.10%
Total operating expenses	518,556	415,827	102,729	24.70%

Income(loss) from operations	367,936	89,414	278,522	311.50%

Other income (expense):
Interest expense	(94,596)	(108,081)	13,485	-12.48%
Subsidy income	146,560	2,188	144372	6598.35%
Rent net income	122,960	73,526	49,434	67.23%
Other income (expense), net	587	(9,176)	9,763	-106.40%
Total other income (expense)	175,511	(41,543)	217,054	-522.48%

Income before income taxes	543,447	47,871	495,576	1035.23%
Income taxes	97,860	-	97,860	N/A
Net income	445,587	47,871	397,716	830.81%

Revenue.

Total revenue increased from $1,188,020 for the three months ended March 31, 2018 to $2,225,368 for the three months ended March 31, 2019, which represented an increase of $1,037,348, or approximately 87.32%. The significant increase in revenue was mainly due to a larger demand for our organic fertilizer products from large scale agricultural companies and farmer professional cooperatives for the three months ended March 31, 2019. We have developed more customers, such as Huizhou Sijilv Agricultural Products Co., Ltd., Jilin Jijie Farmers’ Professional Union, and Guangzhou Lvxing Organic Agricultural Products Co., Ltd., who are buying a large quantity of our products. We are continuing to obtain more stable customers in 2019.

Our high-quality agriculture food products sales also increased significantly for the three months ended March 31, 2019 and it was expected to continue the increase throughout the 2019.

Cost of sales.

Cost of sales for increased from $682,779 for the three months ended March 31, 2018 to $1,338,876 for the three months ended March 31, 2019, which represented an increase of approximately $656,097, or 96.09%. The significant increase in cost of sales was in line with the significant increase in our revenue from fertilizer sales and agriculture product sales for the same period.

Gross Profit (loss).

The gross profit for organic fertilizer increased significantly from $505,241 for the three months ended March 31, 2018 to gross profit of $891,036 for the three months ended March 31, 2019. The gross margin increased from 43% for the three months ended March 31, 2018 to 47% for the three months ended March 31, 2019. The gross margin of around 45% represents our normal operation result of sales to final customers. The significant increase in gross margin was mainly due to the advantage from economies of scale for our organic fertilizer production.

The agriculture food products sales incurred a slight gross loss of $4,545 for the three months ended March 31, 2019. We expected to generate gross profit with the increase of sales scale in 2019.

Expenses.

We incurred $177,000 in selling expenses for the three months ended March 31, 2019, compared to $23,317 for the three months ended March 31, 2018. We incurred $341,556 in general and administrative expenses for the three months ended March 31, 2019, compared to $392,510 for the three months ended March 31, 2018. Total selling, general and administrative expenses increased by $102,729, or 24.70% for the three months ended March 31, 2019 as compared to the same period in 2018. Our selling expenses increased by $153,683 and our general and administrative expenses decreased by $50,954. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. The decrease in general and administrative expenses was because some employees and resource in administrative department transferred to support the selling department for the three months ended March 31, 2019.

Interest income (expense).

We incurred $94,596 in interest expense during the three months ended March 31, 2019, compared with interest expense of $108,081 for the three months ended March 31, 2018.

Net Income (loss).

Our net income was $445,587 for the three months ended March 31, 2019, compared with net income of $47,871 for the three months ended March 31, 2018, representing an increase of $397,716, or 830.81%.

The significant increase of $397,716 in net income was mainly due to (1) the increase of 381,251 in gross profit; (2) the increase of $144,372 and $49,434 in government grant and net rental income;(3)in spite of the increase of $12,729 in operating expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2019 and December 31, 2018 our working capital deficit was $6,585,529 and $7,119,118, respectively.

We have financed our operations over the three months ended March 31, 2019 and 2018 primarily through proceeds from net cash inflow in operation, and advances from related parties.

The components of cash flows are discussed below:

	For the Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in) operating activities	$917,171	$995,260
Net cash provided by (used in) investing activities	(246,966)	(752,397)
Net cash used in financing activities	(676,947)	(222,615)
Exchange rate effect on cash	281	570
Net cash inflow (outflow)	$(6,461)	$20,818

Cash Used in Operating Activities

Net cash provided by operating activities was $917,171 for the three months ended March 31, 2019. The net cash inflow consisted primarily of net income of $445,587 which was adjusted by depreciation and amortization of $291,069. The Company had an increase of $38,911 in other payable, an increase of $25,638 in our advance from customers, an increase of $145,941 in account payable, a decrease of $149,975 in prepayment, and a decrease of $133,884 in account receivable, which were offset by an increase of $82,007 in other receivable, and an increase of $329,687 in inventory.

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

Cash used in Investing Activities

Net cash used in investing activities was $246,966 for the three months ended March 31, 2019. The activities consisted of purchase of biological assets of $18,508, and investment in construction in progress of $228,458.

Net cash used in investing activities was $752,397 for the three months ended March 31, 2018. The activities primarily consisted of purchase of biological assets of $7,313, and investment in construction in progress of $745,084.

Cash Used in Financing Activities

Net cash used in financing activities was $676,947 for the three months ended March 31, 2019. During the period, cash used in financing activities consisted of the repayment to related parties of $724,803, repayment of short term loan of $14,823, and offset by proceeds from third party individual of $62,679.

Net cash used in financing activities was $222,615 for the three months ended March 31, 2018. During the period, cash used in financing activities consisted of the repayment to related parties of $222,615, repayment of short-term loans of $786,584 offset by proceeds from notes payable of $786,584.

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock or renewing our current obligations with loaners. We may also seek to obtain short-term loans from our directors or unrelated parties. Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of March 31, 2019
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$9,329,719	$5,727,079	$3,602,640	$-	$-
Others	-	-	-	-	-
	$9,329,719	$5,727,079	$3,602,640	$-	$-

Commitments for Capital Expenditure

On October 18, 2018, the Company signed a building construction agreement with Yunnan Junxiong Construction Engineering Co., Ltd. for the black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC. The total contract price is $1,599,674 (RMB11,000,000), most of which is unpaid as of March 31, 2019.

In addition, the Company signed a set of construction agreements with third parties in 2018 for the black goat slaughtering and processing project, including surveying and mapping contract, equipment installation contract, and electricity installation contract, etc. As of March 31, 2019, most of the total contracts amount of $436,275 (RMB3,000,000) is unpaid.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, the Company made changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. For example, the Company is establishing and improving the Board of directors, the Management, the Audit Committee, etc. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: May 15, 2019	MULIANG AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Accounting Officer)