Form 10-Q
period 2019-06-30
MULIANG AGRITECH, INC.
filed 2019-08-15
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2019, the registrant had 56,341,718 shares of its common stock outstanding.

MULIANG AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Agritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31 2018

	June 30,	December 31,
	2019	2018
		Audited
ASSETS
Current Assets:
Cash and cash equivalents	$12,270	$12,778
Accounts receivable, net	5,200,253	4,090,887
Inventories	615,680	446,630
Prepayment	1,563,775	1,491,102
Other receivables, net	253,967	102,733
Total Current Assets	7,645,945	6,144,130

Property, plant and equipment, net	14,663,749	14,927,323
Intangible assets, net	3,187,105	3,213,130
Other assets and deposits	57,553	74,268
Deferred tax asset	456,297	454,751

Total Assets	$26,010,649	$24,813,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$-	$150,515
Current portion of long-term debt	4,362,989	5,453,435
Accounts payable and accrued payables	4,828,813	4,469,392
Accounts payable - related party	116,735	116,340
Advances from customers	220,567	211,114
Income tax payable	675,618	430,181
Other payables	881,095	816,724
Due to related party	841,246	1,615,547
Total Current Liabilities	11,927,063	13,263,248

Long-term loans	4,344,730	3,454,543
Total Liabilities	16,271,793	16,717,791

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,341,718 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	5,634	5,634
Additional paid in capital	19,398,854	19,398,854
Accumulated deficit	(10,159,983)	(11,773,401)
Accumulated other comprehensive loss	364,285	344,187
Stockholders’ Equity - Mullan Agritech Inc. and Subsidiaries	9,608,790	7,975,274
Noncontrolling interest	130,066	120,537
Total Stockholders’ Equity	9,738,856	8,095,811
Total Liabilities and Stockholders’ Equity	$26,010,649	$24,813,602

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$4,242,756	$5,567,453	$6,468,124	$6,755,473
Cost of goods sold	2,462,699	2,943,028	3,801,575	3,625,807
Gross profit (loss)	1,780,057	2,624,425	2,666,549	3,129,666

Operating expenses:
General and administrative expenses	266,366	278,984	607,922	671,494
Selling expenses	144,753	141,085	321,753	164,402
Total operating expenses	411,119	420,069	929,675	835,896

Income (Loss) from operations	1,368,938	2,204,356	1,736,874	2,293,770

Other income (expense):
Interest expense	(87,919)	(115,988)	(182,515)	(224,069)
Subsidy income	-	(4)	146,353	2,184
Rental income, net	45,417	74,997	168,377	148,523
Other income (expense), net	(1,562)	(16,179)	(768)	(25,355)
Total other income (expense)	(44,064)	(57,174)	131,447	(98,717)

Income (Loss) before income taxes	1,324,874	2,147,182	1,868,321	2,195,053

Income taxes	149,623	-	247,483	-

Net income	$1,175,251	$2,147,182	$1,620,838	$2,195,053

Net income (loss) attributable to noncontrolling interest	$4,493	$(28,336)	$7,420	$(28,336)
Net income (loss) attributable to Mullan Agritech, Inc. common stockholders	$1,170,758	$2,175,518	$1,613,418	$2,223,389

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(196,874)	(133,936)	22,207	(109,647)

Total Comprehensive income	$978,377	$2,013,246	$1,643,045	$2,085,406
Total comprehensive (income) loss attributable to noncontrolling interests	5,587	(1,312)	9,529	(24,441)
Total comprehensive income attributable to Mullan Agritech, Inc. common stockholders	$972,790	$2,014,558	$1,633,516	$2,109,847

Earnings per common share
Basic and diluted	$0.02	$0.04	$0.03	$0.04

Weighted average common shares outstanding
Basic	56,341,718	56,003,745	56,341,718	56,001,872
Diluted	56,341,718	56,003,745	56,341,718	56,001,872

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2017	56,000,000	$5,600	$16,817,585	$(16,118,404)	$240,402	$(14,903)	$930,280
Issuance of common stock	341,718	34	2,581,269	-	-	-	2,581,303
Net income	-	-	-	2,223,389	-	(28,336)	2,195,053
Foreign currency translation adjustment	-	-	-	-	(113,542)	3,895	109,647
Balance, June 30, 2018	56,341,718	$5,634	$19,398,854	$(13,895,015)	$126,860	$(39,344)	$5,596,989

Balance, December 31, 2018	56,341,718	$5,634	$19,398,854	$(11,773,401)	$344,187	$120,537	$8,095,811

Net income	-	-	-	1,613,418	-	7,420	1,620,838
Foreign currency translation adjustment	-	-	-	-	20,098	2,109	22,207
Balance, June 30, 2019	56,341,718	$5,634	$19,398,854	$(10,159,983)	$364,285	$130,066	$9,738,856

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,620,838	$2,195,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	496,612	504,757
Changes in assets and liabilities:
Accounts receivable	(1,111,213)	(2,147,214)
Inventories	(169,942)	(273,463)
Advances to suppliers	-	(94,546)
Prepaid expense	81,851	(66,146)
Other receivables	(153,055)	(5,968)
Accounts payable and accrued payables	349,176	1,007,098
Accounts payable - related party	-	125,658
Advances from customers	8,861	594,598
Income tax payable	247,483	-
Other payables	80,398	144,926
Net cash provided by operating activities	1,451,009	1,984,753

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	(18,482)	-
Purchase of plant and equipment	-	(73,603)
Investment in construction in progress	(255,018)	(1,516,880)
Net cash used in investing activities	(273,500)	(1,590,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of common stock issuance	-	2,344,444
Proceeds from (Repayment to) third party individual	(219,060)	1,581,813
Repayment to related party	(791,010)	(3,522,824)
Repayment of short-term loans	(168,000)	(785,361)
Net cash used in financing activities	(1,178,070)	(381,928)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	53	(626)

NET INCREASE (DECREASE) IN CASH	(508)	11,716
CASH, BEGINNING OF PERIOD	12,778	9,051
CASH, END OF PERIOD	$12,270	$20,767
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$96,744	$193,627
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to current portion of long-term debt	$(1,110,135)	$1,099,505
Related party debt converted to common shares	$-	$326,348

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On October 27, 2016, Muliang Industry established a subsidiary, namely, Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”) in Yunnan Province, China. Muliang Industry owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares. On December 8, 2018, Muliang Industry acquired 25% of the shares of Yunnan Muliang with a consideration of $727,125 (RMB5,000,000) from Shuangbai County Development Investment Co., Ltd. And the other 20% of the shares were acquired by Lirong Wang. Yunnan Muliang was setup for goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $10,159,983 and $11,773,401 as of June 30, 2019 and December 31, 2018, respectively. Our cash balances as of June 30, 2019 and December 31, 2018 were $12,270 and $12,778, respectively. We had current liabilities of $11,927,063 and $13,263,248 at June 30, 2019 and December 31, 2018, which would be due within the next 12 months. In addition, we had a working capital deficit of $4,281,118 and $7,119,118 at June 30, 2019 and December 31, 2018, respectively.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2019 and 2018.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the six months ended June 30, 2019 and 2018, rental income of $253,878 and $239,254 were recognized as other income.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for six months ended June 30, 2019 and 2018 were gain of $22,207 and loss of $109,647, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at June 30, 2019 and December 31, 2018 were translated at 6.8531 RMB to $1 USD and 6.8764 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the six months ended June 30, 2019 and 2018 were 6.7559 RMB and 6.3665 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at June 30, 2019 and December 31, 2018 and for the six months ended June 30, 2019 and 2018.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	June 30,	December 31,
	2019	2018

Short-term loan	-	150,515
Current portion of long-term debt	4,362,989	5,453,435
Long-term loan	4,344,730	3,454,543

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

Recently adopted accounting pronouncements

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company adopted ASU 2016-12 from January 1, 2018.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liabilities, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective dates of these amendments are at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company adopted ASU 2016-20 from January 1, 2018.

The Company adopted the Revenue from Contracts with Customers (Topic 606) from January 1, 2018.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2019	2018

Accounts receivable	$5,387,291	$4,370,620
Less: Allowance for doubtful accounts	(187,038)	(279,733)
Total, net	$5,200,253	$4,090,887

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize bad debt allowance expense both for the six months ended June 30, 2019 and 2018.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2019	2018

Raw materials	$108,805	$124,069
Finished goods	506,875	322,561
Total, net	$615,680	$446,630

The Company did not recognize loss from inventory impairment for the six months ended June 30, 2019 and 2018.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENT

The prepayment balance of $1,563,775 as of June 30, 2019 mainly represents the advanced payment for the construction of the black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC. The remaining balance represents the advance to the suppliers for business purpose.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2019 and December 31, 2018 consisted of:

	June 30,	December 31,
	2019	2018
Building	$12,882,950	$12,838,100
Operating equipment	2,837,173	2,754,463
Vehicle	82,704	104,121
Office equipment	21,055	59,897
Apple Orchard	1,048,216	1,026,505
Construction in progress	393,637	341,173
	17,265,735	17,124,259
Less: Accumulated depreciation	(2,601,986)	(2,196,936)
	$14,663,749	$14,927,323

For the six months ended June 30, 2019 and 2018, depreciation expense amounted to $459,131 and $473,925, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $393,637 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2019	2018

Land use rights	$3,630,743	$3,618,441
Non-patented technology	14,592	14,542
	3,645,335	3,632,983
Less: Accumulated amortization	(458,230)	(419,853)
	$3,187,105	$3,213,130

For the six months ended June 30, 2019 and 2018, amortization of intangible assets amounted to $37,481 and $30,832, respectively.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	June 30,	December 31,
	2019	2018
Deferred tax assets, non-current
Deficit carried-forward	$418,254	$416,836
Allowance for doubtful accounts	38,043	37,915
Deferred tax assets	456,297	454,751
Less: valuation allowance	-	-
Deferred tax assets, non-current	$456,297	$454,751

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – LOANS PAYABLE

Short-term loan of $150,515 due to Shanghai Jinshan Limin Micro Loan Co., Ltd. was fully repaid on April 12, 2019.

Current portion of long-term loans amounted to $4,362,989 representing balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + (HongkongInterBank Offered Rate (“HIBOR”)). This loan was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

Long-term loans represent amounts due to lenders that are due in more than one year, whose balance was $4,344,730 and $3,454,543 as of June 30, 2019 and December 31, 2018, respectively.

Long-term loan and current portion of long-term loan consisted of the following:

	June 30,	December 31,
	2019	2018
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by September 25, 2019.	$4,362,989	$4,362,748
Loan payable to Rushan City Rural Credit Union, annual interest 9.1438%, due by July 25, 2022.	1,094,395	1,090,687
Long-term loans and interest payable to individuals and entities without interest	3,250,335	3,454,543
	8,707,719	8,907,978
Less: Current portion of long-term loans payable	(4,362,989)	(5,453,435)
Total, net	$4,344,730	$3,454,543

As of June 30, 2019, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$4,362,989
1-2 years	3,250,335
3 years	1,094,395
Total	$8,707,719

The Company recognized interest expenses of $182,515 and $224,069 for the six months ended June 30, 2019 and 2018, respectively.

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

On April 16, 2019, the Company filed a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Reverse stock Split. The reverse stock split took effect on May 7, 2019 The common shares outstanding have been retroactively restated to reflect the reverse stock split.

As a result of the Reverse Stock Split, the total issued and outstanding shares of common stock for the Company is 56,341,953 as of June 3, 2019.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

Ms. Hui Song was the Company’s former sales director. In 2013, Ms. Hui Song resigned from the Company and no longer had any significant control or influence over the Company; therefore, she was no longer considered a related party. Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song, and Yantai Zongbao Tele-Agriculture Service Co., Ltd., a related company of Ms. Hui Song, were also no longer considered as related parties of the Company.

*Accounts receivable from and sales to Ms. Hui Song and her associated company

For the six months ended June 30, 2019, the Company did not sell any products to Ms. Hui Song and her associated company.

The Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $171,397, with related cost of $107,400 for the six months ended June 30, 2018. This transaction was reflected in the revenue and cost of goods sold.

As of June 30, 2019 and December 31, 2018, the Company has account receivable balance of $186,296 and $185,665 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

As of June 30, 2019 and December 31, 2018, the Company has account receivable balance of $0 and $61,082 from Yantai Zongbao Tele-Agriculture Service Co., Ltd., respectively.

*Accounts payable to and purchase from Ms. Hui Song and her associated company

For the six months ended June 30, 2019 and 2018, the Company purchased fertilizer of $1,797,280 and $2,246,132 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively. As of June 30, 2019 and December 31, 2018, accounts payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $633,290 and $72,712 respectively.

*Loan from Ms. Hui Song and her associated company

As of June 30, 2019, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms Hui Song were $810,526 and $267,762, respectively.

As of December 31, 2018, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms. Hui Song were $807,780 and $266,855, respectively.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Accounts payable to and purchase from related parties

The Company did not make any purchase from related parties for the six months ended June 30, 2019.

The Company purchased fertilizer manufacturing equipment of $107,400 from Shanghai Aoke Chemicals Co., Ltd. for the six months ended June 30, 2018. Shanghai Aoke Chemicals Co., Ltd. was 95% controlled by Mr. Lirong Wang, the CEO and majority shareholder of the Company.

As of June 30, 2019 and December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $116,735 and $116,340 respectively.

*Due to related party

Outstanding balance due to Mr. Lirong Wang and Mr. Guohua Lin below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	June 30,	December 31,
	2019	2018	Relationship
Mr. Lirong Wang	616,617	1,442,751	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	138,245	169,743	Controller/Accounting manager of the Company
Mr. Guohua Lin	86,384	3,054	Senior management and a shareholder
Total	841,246	1,615,547

For the six months ended June 30, 2019, the Company borrowed $1,872,233 from Mr. Lirong Wang, and repaid $2,461,917.

For the six months ended June 30, 2019, the Company borrowed $122,062 from Mr. Guohua Lin, and repaid $37,543.

On November 8, 2017, the Company borrowed $31,993 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 20%.

For the six months ended June 30, 2019, the Company borrowed $40,831 from Ms. Xueying Sheng and repaid $73,368.

The loans from Ms. Xueying Sheng are due on demand, non-interest bearing, and unsecured except the loan disclosed above.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2019 and 2018.

	For the six months ended
	June 30,
Customer	2019		2018
	Amount	%	Amount	%
A	1,777,577	27%	N/A	N/A
B	1,125,638	17%	N/A	N/A
C	642,150	10%	N/A	N/A
D	N/A	N/A	1,752,925	26%
E	N/A	N/A	1,225,163	18%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2019 and 2018.

	For the six months ended
	June 30,
Suppliers	2019		2018
	Amount	%	Amount	%
A	806,098	19%	N/A	N/A
B	1,797,281	43%	2,246,132	56%
C	N/A	N/A	583,465	15%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

	June 30, 2019		December 31, 2018
China	$12,270	100%	$12,778	100%
Total cash and cash equivalents	$12,270	100%	$12,778	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the country. For the six months ended June 30, 2019 and 2018, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Six Months Ended June 30,
	2019	2018
Current	$247,483	$-
Deferred	-	-
Total	$247,483	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of June 30, 2019 and December 31, 2018.

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Fertilizer sales	$5,903,721	$6,586,449	$3,241,874	$3,467,725
Agricultural products (food) sales	564,403	169,024	559,701	158,082
Total	$6,468,124	$6,755,473	$3,801,575	$3,625,807

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

Business Overview

We primarily engage in the manufacturing and distribution of organic fertilizer and the sales of agricultural products in the PRC. Our organic fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.”

Through our patented technology, we process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in 3 hours. Straws are common agricultural by-product. In PRC, farmers usually remove the straw stubble that are remains after grains by burning them in order to continue farming on the same land. These activities have resulted in significant air pollution and damage the surface structure of the soil with loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The straw organic fertilizer we produce does not contain the heavy metals, antibiotics and harmful bacteria that are common in the traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients which including multi-minerals, proteins and carbohydrates that promote the healthiest soils capable of growing the healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil and thus avoid water pollution. Therefore, our fertilizer can effectively improve fertility of soil, and the quality and safety of agricultural products.

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 91.3% and 99.1% of our total revenue for the fiscal years ended December 31, 2018 and 2017, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as apple orchard. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2018 and 2017, respectively. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products business commencing the fourth quarter of 2019. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generate revenue from the black goat products in 2020.

Our assets mainly include: (i) 42,895 square meters of industrial land and 28,549 square meters of factory and office space located in Jinshan District, Shanghai City, (ii) 22,511 square meters of industrial land and 10,373 square meters of plant area and straw organic fertilizer production line in Weihai City, Shandong Province, and (iii) more than $2 million investment of land use right and the black goat slaughtering and processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, in China.

As the factory area in Jinshan District, Shanghai City is too close to the urban area to produce straw organic fertilizer, some factory buildings, office buildings and spare land in Jinshan District, Shanghai City, have been leased to third parties.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $10,159,983 and $11,773,401 as of June 30, 2019 and December 31, 2018, respectively. Our cash balances as of June 30, 2019 and December 31, 2018 were $12,270 and $12,778, respectively. We had current liability of $11,927,063 at June 30, 2019 which would be due within the next 12 months. In addition, we had a working capital deficit of $4,281,118 and $7,119,118 at June 30, 2019 and December 31, 2018, respectively.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the six months ended June 30, 2019 and 2018, rental income of $253,878 and $239,254 were recognized as other income.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 91% of our total revenue for the six months ended June 30, 2019.

Currently, almost all of our revenue is derived from powdered organic fertilizer product, as it is easier to absorb for soil and plants, compared with the granular organic fertilizer.

Starting from December 31, 2018, the Company began to develop the sales of agricultural food products.  Current, sales from agricultural food products accounted for around 9% of our total sales.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

	For the Three Months Ended June 30,
	2019	2018	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,987,748	5,398,429	(1,410,681)	-26.13%
Revenues-agricultural products	255,008	169,024	85,984	50.87%
Subtotal of revenue	4,242,756	5,567,453	(1,324,697)	-23.79%
Cost-fertilizer	2,216,937	2,784,946	(568,009)	-20.40%
Cost- agricultural products	245,762	158,082	87,680	55.46%
Subtotal of cost	2,462,699	2,943,028	(480,329)	-16.32%
Gross profit	1,780,057	2,624,425	(844,368)	-32.17%

Operating expenses:
General and administrative expenses	266,366	278,984	(12,618)	-4.52%
Selling expenses	144,753	141,085	3,668	2.60%
Total operating expenses	411,119	420,069	(8,950)	-2.13%
Income(loss) from operations	1,368,938	2,204,356	(835,418)	-37.90%
Other income (expense):
Interest expense	(87,919)	(115,988)	28,069	-24.20%
Subsidy income	-	(4)	(4)	N/A
Rent net income	45,417	74,997	-29,580	-39.44%
Other income (expense), net	(1,562)	(16,179)	14,617	-90.35%
Total other income (expense)	(44,064)	(57,174)	13,110	-22.93%
Income before income taxes	1,324,874	2,147,182	(822,308)	-38.30%
Income taxes	149,623	-	149623	N/A
Net income	1,175,251	2,147,182	(971,931)	-45.27%

Revenue

Total revenue for fertilizer decreased from $5,398,429 for the three months ended June 30, 2018 to $3,987,748 for the three months ended June 30, 2019, which represented a decrease of $1,410,681, or approximately 26.13%. The decrease in revenue was mainly due to loss of some customers for the half year of 2019. However, our main customers, the large scale agricultural companies and farmer professional cooperatives, still trust and purchase our products in large quantities. Our major customers included Huizhou Sijilv Agricultural Products Co., Ltd., Jilin Jijie Farmers’ Professional Union, and Guangzhou Lvxing Organic Agricultural Products Co., Ltd. Usually the second half year is the peak sale season for fertilizer products. We expect to increase our sales significantly in the second half year of 2019.

Our high-quality agriculture food products sales increased significantly for the three months ended June 30, 2019 and it was expected to continue the increase throughout the 2019.

Cost of sales

Cost of sales for fertilizer decreased from $2,784,946 for the three months ended June 30, 2018 to $2,216,937 for the three months ended June 30, 2019, which represented a decrease of approximately $568,009, or 20.40%. The significant decrease in cost of sales was in line with the significant decrease in our revenue from fertilizer sales.

Cost of sales for agricultural products increased from $158,082 for the three months ended June 30, 2018 to $245,762 for the three months ended June 30, 2019, which represented an increase of approximately $87,680, or 55.46%.

Gross Profit (loss)

The gross profit for organic fertilizer decreased from $2,613,483 for the three months ended June 30, 2018 to gross profit of $1,770,811 for the three months ended June 30, 2019. The gross margin decreased from 48.41% for the three months ended June 30, 2018 to 44.41% for the three months ended June 30, 2019. The gross margin of around 45% represents our normal operation result of sales to final customers. The decrease in gross margin was mainly due to the increasingly fierce market competition.

The agriculture food products sales maintained a much lower gross margin for the three months ended June 30, 2019 and 2018.

Expenses

We incurred $144,753 in selling expenses for the three months ended June 30, 2019, compared to $141,085 for the three months ended June 30, 2018. We incurred $266,366 in general and administrative expenses for the three months ended June 30, 2019, compared to $278,984 for the three months ended June 30, 2018. Total selling, general and administrative expenses slightly decreased by $8,950, or 2.13% for the three months ended June 30, 2019 as compared to the same period in 2018. Our selling expenses increased by $3,668 and our general and administrative expenses decreased by $12,618. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. The decrease in general and administrative expenses was because some employees and resource in administrative department transferred to support the selling department for the three months ended June 30, 2019.

Interest income (expense)

We incurred $87,919 in interest expense during the three months ended June 30, 2019, compared with interest expense of $115,988 for the three months ended June 30, 2018.

Net Income (loss)

Our net income was $1,175,251 for the three months ended June 30, 2019, compared with net income of $2,147,182 for the three months ended June 30, 2018, representing a decrease of $971,931, or 45.27%.

The significant decrease of $971,931 in net income was mainly due to the decrease of 844,368 in gross profit, in spite of the decrease of $8,950 in operating expense.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

	For the Six Months Ended June 30,
	2019	2018	Fluctuation
	$	$	$	%
Revenues-fertilizer	5,903,721	6,586,449	-682,728	-10.37%
Revenues-agricultural products	564,403	169,024	395,379	233.92%
Subtotal of revenue	6,468,124	6,755,473	-287,349	-4.25%
Cost-fertilizer	3,241,874	3,467,725	-225,851	-6.51%
Cost- agricultural products	559,701	158,082	401,619	254.06%
Subtotal of cost	3,801,575	3,625,807	175,768	4.85%
Gross profit	2,666,549	3,129,666	-463,117	-14.80%
Gross margin	41%	46%
Operating expenses:
General and administrative expenses	607,922	671,494	(63,572)	-9.47%
Selling expenses	321,753	164,402	157,351	95.71%
Total operating expenses	929,675	835,896	93,779	11.22%
Income(loss) from operations	1,736,874	2,293,770	-556,896	-24.28%
Other income (expense):
Interest expense	(182,515)	(224,069)	41,554	-18.55%
Subsidy income	146,353	2,184	144169	6601.14%
Rent net income	168,377	148,523	19,854	13.37%
Other income (expense), net	(768)	(25,355)	24,587	-96.97%
Total other income (expense)	131,447	(98,717)	230,164	-233.16%
Income before income taxes	1,868,321	2,195,053	(326,732)	-14.88%
Income taxes	247,483	0	247483	N/A
Net income	1,620,838	2,195,053	(574,215)	-26.16%

Revenue

Total revenue for fertilizer decreased from $6,586,449 for the six months ended June 30, 2018 to $5,903,721 for the six months ended June 30, 2019, which represented a decrease of $682,728, or approximately 10.37%. The decrease in revenue was mainly due to loss of some customers for the half year of 2019. However, our main customers, the large scale agricultural companies and farmer professional cooperatives, still trust and purchase our products in large quantities Our major customers included Huizhou Sijilv Agricultural Products Co., Ltd., Jilin Jijie Farmers’ Professional Union, and Guangzhou Lvxing Organic Agricultural Products Co., Ltd. Usually the second half year is the peak sale season for fertilizer products. We expect to increase our sales significantly in the second half year of 2019.

Our high-quality agriculture food products sales increased significantly for the six months ended June 30, 2019 and it was expected to continue the increase throughout the 2019.

Cost of sales

Cost of sales for fertilizer decreased from $3,467,725 for the six months ended June 30, 2018 to $3,241,874 for the six months ended June 30, 2019, which represented a decrease of approximately $225,851, or 6.51%. The decrease in cost of sales was in line with the decrease in our revenue from fertilizer sales.

Cost of sales for agricultural products increased from $158,082 for the six months ended June 30, 2018 to $559,701 for the six months ended June 30, 2019, which represented an increase of approximately $401,619, or 254.06%.

Gross Profit (loss)

The gross profit for organic fertilizer decreased from $3,118,724 for the six months ended June 30, 2018 to gross profit of $2,661,847 for the six months ended June 30, 2019. The gross margin decreased from 47.35% for the six months ended June 30, 2018 to 45.09% for the six months ended June 30, 2019. The gross margin of around 45% represents our normal operation result of sales to final customers. The decrease in gross margin was mainly due to the increasingly fierce market competition.

The agriculture food products sales maintained a much lower gross margin for the six months ended June 30, 2019 and 2018.

Expenses

We incurred $321,753 in selling expenses for the six months ended June 30, 2019, compared to $164,402 for the six months ended June 30, 2018. We incurred $607,922 in general and administrative expenses for the six months ended June 30, 2019, compared to $671,494 for the six months ended June 30, 2018. Total selling, general and administrative expenses increased by $93,779, or 11.22% for the six months ended June 30, 2019 as compared to the same period in 2018. Our selling expenses increased by $157,351 and our general and administrative expenses decreased by $63,572. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. The decrease in general and administrative expenses was because some employees and resource in administrative department transferred to support the selling department for the six months ended June 30, 2019.

Interest income (expense)

We incurred $182,515 in interest expense during the six months ended June 30, 2019, compared with interest expense of $224,069 for the six months ended June 30, 2018.

Net Income (loss)

Our net income was $1,620,838 for the six months ended June 30, 2019, compared with net income of $2,195,053 for the six months ended June 30, 2018, representing a decrease of $574,215, or 26.16%.

The significant decrease of $574,215 in net income was mainly due to the decrease of 463,117 in gross profit, and the increase of $93,779 in operating expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2019 and December 31, 2018 our working capital deficit was $4,281,118 and $7,119,118, respectively.

We have financed our operations over the six months ended June 30, 2019 and 2018 primarily through proceeds from net cash inflow in operation, and advances from related parties.

The components of cash flows are discussed below:

	For the Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,451,009	$1,984,753
Net cash provided by (used in) investing activities	(273,500)	(1,590,483)
Net cash used in financing activities	(1,178,070)	(381,928)
Exchange rate effect on cash	53	(626)
Net cash inflow (outflow)	$(508)	$11,716

Cash Used in Operating Activities

Net cash provided by operating activities was $1,451,009 for the six months ended June 30, 2019. The net cash inflow consisted primarily of net income of $1,620,838 which was adjusted by depreciation and amortization of $496,612. The Company had an increase of $80,398 in other payable, an increase of $247,483 in income tax payable, an increase of $349,176 in account payable, and a decrease of $81,851 in prepayment, which were offset by an increase of $153,055 in other receivable, an increase of $1,111,213 in account receivable, and an increase of $169,942 in inventory.

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

Cash used in Investing Activities

Net cash used in investing activities was $273,500 for the six months ended June 30, 2019. The activities consisted of purchase of biological assets of $18,482, and investment in construction in progress of $255,018.

Net cash used in investing activities was $1,590,483 for the six months ended June 30, 2018. The activities primarily consisted of purchase of plant and equipment of $73,603, and investment in construction in progress of $1,516,880.

Cash Used in Financing Activities

Net cash used in financing activities was $1,178,070 for the six months ended June 30, 2019. During the period, cash used in financing activities consisted of the repayment to related parties of $791,010, repayment of short term loan of $168,000, and repayment to third party individual of $219,060.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2019
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$8,707,719	$4,362,989	$4,344,730	$-	$-
Others	-	-	-	-	-
	$8,707,719	$4,362,989	$4,344,730	$-	$-

Commitments for Capital Expenditure

On October 18, 2018, the Company signed a building construction agreement with Yunnan Junxiong Construction Engineering Co., Ltd. for the black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC. The total contract price is $1,599,674 (RMB11,000,000), part of which is unpaid as of June 30, 2019.

In addition, the Company signed a set of construction agreements with third parties in 2018 for the black goat slaughtering and processing project, including surveying and mapping contract, equipment installation contract, and electricity installation contract, etc. As of June 30, 2019, part of the total contracts amount of $436,275 (RMB3,000,000) is unpaid.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 30, 2019, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: August 15, 2019	MULIANG AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Accounting Officer)