Form 10-Q
period 2019-09-30
MULIANG AGRITECH, INC.
filed 2019-11-14
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:  None.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2019, the registrant had 37,341,954 shares of its common stock outstanding.

MULIANG AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Agritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31 2018

	September 30,	December 31,
	2019	2018
		Audited
ASSETS
Current Assets:
Cash and cash equivalents	$6,302	$12,778
Accounts receivable, net	6,032,006	4,090,887
Inventories	580,100	446,630
Prepayment	1,407,749	1,491,102
Other receivables, net	337,379	102,733
Total Current Assets	8,363,536	6,144,130

Property, plant and equipment, net	13,920,144	14,927,323
Intangible assets, net	3,003,993	3,213,130
Other assets and deposits	47,106	74,268
Deferred tax asset	438,036	454,751

Total Assets	$25,772,815	$24,813,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$-	$150,515
Current portion of long-term debt	4,188,379	5,453,435
Accounts payable and accrued payables	4,738,246	4,469,392
Accounts payable - related party	112,064	116,340
Advances from customers	251,761	211,114
Income tax payable	694,422	430,181
Other payables	892,358	816,724
Due to related party	699,994	1,615,547
Total Current Liabilities	11,577,224	13,263,248

Long-term loans	4,233,161	3,454,543
Total Liabilities	15,810,385	16,717,791

Stockholders’ Equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 56,341,718 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively.	5,634	5,634
Additional paid in capital	19,398,854	19,398,854
Accumulated deficit	(9,515,988)	(11,773,401)
Accumulated other comprehensive loss	(56,323)	344,187
Stockholders’ Equity (Deficit) - Muliang Agritech Inc. and Subsidiaries	9,832,177	7,975,274
Noncontrolling interest	130,253	120,537
Total Stockholders’ Equity (Deficit)	9,962,430	8,095,811
Total Liabilities and Stockholders’ Equity	$25,772,815	$24,813,602

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$3,209,235	3,063,809	$9,677,359	9,819,282
Cost of goods sold	1,908,120	2,380,564	5,709,695	6,006,371
Gross profit (loss)	1,301,115	683,245	3,967,664	3,812,911

Operating expenses:
General and administrative expenses	247,821	413,731	855,743	1,085,225
Selling expenses	155,803	179,381	477,556	343,783
Total operating expenses	403,624	593,112	1,333,299	1,429,008

Income (Loss) from operations	897,491	90,133	2,634,365	2,383,903

Other income (expense):
Interest expense	(88,029)	(102,331)	(270,544)	(326,400)
Subsidy income	(2,092)	(49)	144,261	2,135
Rental income, net	(2,407)	21,155	165,970	169,678
Other income (expense), net	(111,220)	172,722	(111,988)	147,367
Total other income (expense)	(203,748)	91,497	(72,301)	(7,220)

Income (Loss) before income taxes	693,743	181,630	2,562,064	2,376,683

Income taxes	48,299	-	295,782	-

Net income	645,444	181,630	2,266,282	2,376,683

Net income (loss) attributable to noncontrolling interest	1,449	(29,469)	8,869	(29,469)
Net income (loss) attributable to Muliang Agritech Inc. common stockholders	643,995	211,099	2,257,413	2,406,152

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(421,870)	91,291	(399,663)	91,291

Total Comprehensive loss	223,574	272,921	1,866,619	2,467,974
Total comprehensive (income) loss attributable to non-controlliing interests	187	(1,177)	9,716	(25,618)
Total comprehensive (income) loss attributable to Muliang Agritech Inc. common stockholders	$223,387	274,098	$1,856,903	2,493,592

Earnings per common share
Basic and diluted	0.01	0.00	0.04	0.04

Weighted average common shares outstanding
Basic	56,341,718	56,003,745	56,341,718	56,001,872
Diluted	56,341,718	56,003,745	56,341,718	56,001,872

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2018 AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2017	56,000,000	$5,600	16,817,585	(16,118,404)	240,402	(14,903)	930,280

Issuance of common stock	341,718	34	2,581,269	-	-	-	2,581,303

Net income	-	-	-	4,345,003	-	128,816	4,473,819

Foreign currency translation adjustment	-	-	-	-	103,785	6,624	110,409

Balance, December 31, 2018	56,341,718	$5,634	19,398,854	(11,773,401)	344,187	120,537	8,095,811

Net income	-	-	-	2,257,413	-	8,869	2,266,282

Foreign currency translation adjustment	-	-	-	-	(400,510)	847	(399,663)

Balance, September 30, 2019	56,341,718	$5,634	19,398,854	(9,515,988)	(56,323)	130,253	9,962,430

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019		2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$2,266,282	$2,376,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		730,843	1,128,807
Changes in assets and liabilities:
Accounts receivable		(2,178,426)	(2,835,455)
Inventories		(156,118)	(116,987)
Advances to suppliers		-	(39,321)
Prepaid expense		186,492	(152,078)
Other receivables		(248,334)	(78,968)
Accounts payable and accrued payables		451,139	948,810
Accounts payable - related party		-	-
Advances from customers		50,419	220,759
Income tax payable		291,695	-
Other payables		109,490	331,266
Net cash provided by operating activities		1,503,482	1,783,516

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets		(18,218)	(366,151)
Purchase of plant and equipment		-	(2,516)
Investment in construction in progress		(271,565)	(1,503,578)
Net cash used in investing activities		(289,783)	(1,872,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from shareholders		-	2,676,651
Proceeds from(Repayment to) third party individual		(151,029)	2,824,501
Repayment to related party		(891,759)	(4,611,317)
Repayment of short-term loans		(165,599)	(766,109)
Net cash used in financing activities		(1,148,859)	123,726

EFFECT OF EXCHANGE RATE CHANGES ON CASH		(71,316)	(2,273)

NET INCREASE (DECREASE) IN CASH		(6,476)	32,714
CASH, BEGINNING OF PERIOD		12,778	9,051
CASH, END OF PERIOD		$6,302	$41,775
		-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest		$133,501	$1,503,696
Cash paid for income tax		$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to short term loan		$(1,094,267)	$2,609,884
Related party debt converted to common shares	$		$331,609

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

On March 21, 2019, Muliang Industry established a subsidiary, namely, Heilongjiang suistraw Biotechnology Co., Ltd (“Heilongjiang”) in Heilongjian Province,China. Muliang Industry owns 51% shares of Heilongjiang, Mr Lirong Wang owns 39% shares, and a third-party individual owns the other 10% shares. Heilongjiang was established to develope the organic fertilizer business in the northeast of China.

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

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Heilongjiang, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $9,515,988 and $11,773,401 as of September 30, 2019 and December 31, 2018, respectively. Our cash balances as of September 30, 2019 and December 31, 2018 were $6,302 and $12,778, respectively. We had current liabilities of $11,577,224 and $13,263,248 at September 30, 2019 and December 31, 2018, which would be due within the next 12 months. In addition, we had a working capital deficit of $3,213,688 and $7,119,118 at September 30, 2019 and December 31, 2018, respectively.

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

Principles of Consolidation

Muliang Agritech consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang and 51% controlled Heilongjiang. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 20% interest in Yunnan Muliang and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2019 and 2018.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the nine months ended September 30, 2019 and 2018, rental income of $181,478 and $302,699 were recognized as other income.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for nine months ended September 30, 2019 and 2018 were loss of $399,663 and gain of $91,291, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2019 and December 31, 2018 were translated at 7.1388 RMB to $1 USD and 6.8764 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the nine months ended September 30, 2019 and 2018 were 6.8539 RMB and 6.5137 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at September 30, 2019 and December 31, 2018 and for the nine months ended September 30, 2019 and 2018.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	September 30,	December 31,
	2019	2018

Short-term loan	-	150,515
Current portion of long-term debt	5,238,976	5,453,435
Long-term loan	3,182,564	3,454,543

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2019	2018

Accounts receivable	$6,211,559	$4,370,620
Less: Allowance for doubtful accounts	(179,553)	(279,733)
Total, net	$6,032,006	$4,090,887

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize bad debt allowance expense both for the nine months ended September 30, 2019 and 2018.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2019	2018

Raw materials	$82,098	$124,069
Finished goods	498,002	322,561
Total, net	$580,100	$446,630

The Company did not recognize loss from inventory impairment for the nine months ended September 30, 2019 and 2018.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENT

The prepayment balance of $1,407,749 as of September 30, 2019 mainly represents the advanced payment for the construction of the black goat slaughtering and processing project located in Shuangbai County, Chuxiong City, Yunnan Province, PRC. The remaining balance represents the advance to the suppliers for business purpose.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2019 and December 31, 2018 consisted of:

	September 30,	December 31,
	2019	2018
Building	$12,379,464	$12,838,100
Operating equipment	2,711,528	2,754,463
Vehicle	79,394	104,121
Office equipment	20,213	59,897
Apple Orchard	1,006,265	1,026,505
Construction in progress	397,270	341,173
	16,594,134	17,124,259
Less: Accumulated depreciation	(2,673,990)	(2,196,936)
	$13,920,144	$14,927,323

For the nine months ended September 30, 2019 and 2018, depreciation expense amounted to $636,027 and $1,083,605, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $397,270 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2019	2018

Land use rights	$3,485,438	$3,618,441
Non-patented technology	14,007	14,542
	3,499,446	3,632,983
Less: Accumulated amortization	(495,453)	(419,853)
	$3,003,993	$3,213,130

For the nine months ended September 30, 2019 and 2018, amortization of intangible assets amounted to $94,816 and $45,202, respectively.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	September 30,	December 31,
	2019	2018
Deferred tax assets, non-current
Deficit carried-forward	$401,515	$416,836
Allowance for doubtful accounts	36,521	37,915
Deferred tax assets	438,036	454,751
Less: valuation allowance	-	-
Deferred tax assets, non-current	$438,036	$454,751

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

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – LOANS PAYABLE

Short-term loan of $150,515 due to Shanghai Jinshan Limin Micro Loan Co., Ltd. was fully repaid on April 12, 2019.

Current portion of long-term loans amounted to $4,188,379 representing balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + (HongkongInterBank Offered Rate (“HIBOR”)). This loan was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

Long-term loans represent amounts due to lenders that are due in more than one year, whose balance was $4,233,161 and $3,454,543 as of September 30, 2019 and December 31, 2018, respectively.

Long-term loan and current portion of long-term loan consisted of the following:

	September 30,	December 31,
	2019	2018
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by September 25, 2019, and extended for six months.	$4,188,379	$4,362,748
Loan payable to Rushan City Rural Credit Union, annual interest 9.1438%, due by July 25, 2022.	1,050,597	1,090,687
Long-term loans and interest payable to individuals and entities without interest	3,182,564	3,454,543
	8,421,540	8,907,978
Less: Current portion of long-term loans payable	(4,188,379)	(5,453,435)
Total, net	$4,233,161	$3,454,543

As of September 30, 2019, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$4,188,379
1-2 years	3,182,564
3 years	1,050,597
Total	$8,421,540

The Company recognized interest expenses of $270,544 and $326,400 for the nine months ended September 30, 2019 and 2018, respectively.

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

On October 10, 2019 and November 1, 2019, the Company issued a total of 19,000,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 19,000,000 shares of common stock beneficially owned by him. Following the transaction, 19,000,000 shares of common stock were cancelled and returned to treasury.

As of the date of this report, there were 37,341,954 shares of common stock outstanding.

As a result of the Reverse Stock Split and cancellation of common stock, the total issued and outstanding shares of common stock for the Company is 37,341,954 as of the filling date.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS DEFICIT (CONTINUED)

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

Series A Preferred Stock

On October 30, 2019, the Company’s Board of Directors and majority shareholder approved to design 30,000,000 shares as Series A Preferred Stock, which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be set forth in the discussion below under the “Series A Preferred Stock”. A certificate of designation for the Series A Preferred Stock was filed with the Secretary of the State of the State of Nevada on October 30, 2019.

The holders of Series A Preferred Stock shall not be entitled to receive dividends of any kind.

The Series A Preferred Stock shall not be subject to conversion into Common Stock or other equity authorized to be issued by the Corporation.

The holders of the issued and outstanding shares of Series A Preferred Stock shall have voting rights equal to ten (10) shares of Common Stock for each share of Series A Preferred Stock.

On  October 10, 2019 and November 1, 2019, the Company issued a total of 19,000,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 19,000,000 shares of common stock beneficially owned by him. Following the transaction, 19,000,000 shares of common stock were cancelled and returned to treasury.

As of the date of this report, there were 19,000,000 shares of Series A Preferred Stock issued outstanding.

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

*Accounts receivable from and sales to Ms. Hui Song and her associated company

For the nine months ended September 30, 2019, the Company did not sell any products to Ms. Hui Song and her associated company.

The Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $167,524, with related cost of $104,973 for the nine months ended September 30, 2018. This transaction was reflected in the revenue and cost of goods sold.

As of September 30, 2019 and December 31, 2018, the Company has account receivable balance of $227,868 and $185,665 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

As of September 30, 2019 and December 31, 2018, the Company has account receivable balance of $0 and $61,082 from Yantai Zongbao Tele-Agriculture Service Co., Ltd., respectively.

*Accounts payable to and purchase from Ms. Hui Song and her associated company

For the nine months ended September 30, 2019 and 2018, the Company purchased fertilizer of $3,077,700 and $2,956,845 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively. As of September 30, 2019 and December 31, 2018, accounts payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $491,959 and $72,712 respectively.

*Loan from Ms. Hui Song and her associated company

As of September 30, 2019, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms Hui Song were $778,089 and $257,046, respectively.

As of December 31, 2018, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms. Hui Song were $807,780 and $266,855, respectively.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Accounts payable to and purchase from related parties

The Company did not make any purchase from related parties for the nine months ended September 30, 2019.

The Company purchased fertilizer manufacturing equipment of $104,973 from Shanghai Aoke Chemicals Co., Ltd. for the nine months ended September 30, 2018. Shanghai Aoke Chemicals Co., Ltd. was 95% controlled by Mr. Lirong Wang, the CEO and majority shareholder of the Company.

As of September 30, 2019 and December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $112,064 and $116,340 respectively.

*Due to related party

Outstanding balance due to Mr. Lirong Wang and Mr. Guohua Lin below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	September 30,	December 31,
	2019	2018	Relationship
Mr. Lirong Wang	479,869	1,442,751	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	130,054	169,743	Controller/Accounting manager of the Company
Mr. Guohua Lin	90,071	3,054	Senior management and a shareholder
Total	699,994	1,615,547

For the nine months ended September 30, 2019, the Company borrowed $3,028,925 from Mr. Lirong Wang, and repaid $3,726,907.

For the nine months ended September 30, 2019, the Company borrowed $197,061 from Mr. Guohua Lin, and repaid $106,310.

On November 8, 2017, the Company borrowed $31,993 from Ms. Xueying Sheng. The loan is unsecured, without maturity, and bears an interest rate of 20%.

For the nine months ended September 30, 2019, the Company borrowed $45,039 from Ms. Xueying Sheng and repaid $79,878.

The loans from Ms. Xueying Sheng are due on demand, non-interest bearing, and unsecured except the loan disclosed above.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2019 and 2018.

	For the nine months ended
	September 30,
Customer	2019		2018
	Amount	%	Amount	%
A	2,581,602	27%	N/A	N/A
B	2,164,700	22%	N/A	N/A
C	N/A	N/A	2,128,590	21%
D	N/A	N/A	1,311,851	13%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2019 and 2018.

	For the nine months ended
	September 30,
Suppliers	2019		2018
	Amount	%	Amount	%
A	1,072,611	20%	N/A	N/A
B	3,077,700	58%	2,956,845	55%
C	N/A	N/A	766,670	14%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30, 2019 and December 31, 2018, the Company’s cash balances by geographic area were as follows:

	September 30, 2019		December 31, 2018
China	$6,302	100%	$12,778	100%
Total cash and cash equivalents	$6,302	100%	$12,778	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the country. For the nine months ended September 30, 2019 and 2018, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhongliang, Heilongjiang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018
US Statutory income tax rate	21%	21%
Lower rates in PRC, net	-	-
Valuation allowance	(21)%	(21)%
Total	-	-

The provision for income taxes consists of the following:

	For the Nine Months Ended September 30,
	2019	2018
Current	$295,782	$-
Deferred	-	-
Total	$295,782	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2019 and December 31, 2018.

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Fertilizer sales	$9,047,298	$9,214,666	$5,058,254	$5,431,456
Agricultural products (food) sales	630,061	604,616	651,441	574,915
Total	$9,677,359	$9,819,282	$5,709,695	$6,006,371

NOTE 15 – SUBSEQUENT EVENTS

On October 30, 2019, the Company’s Board of Directors and majority shareholder approved to design 30,000,000 shares as Series A Preferred Stock, which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be set forth in the discussion below under the “Series A Preferred Stock”. A certificate of designation for the Series A Preferred Stock was filed with the Secretary of the State of the State of Nevada on October 30, 2019.

The holders of Series A Preferred Stock shall not be entitled to receive dividends of any kind.

The Series A Preferred Stock shall not be subject to conversion into Common Stock or other equity authorized to be issued by the Corporation.

The holders of the issued and outstanding shares of Series A Preferred Stock shall have voting rights equal to ten (10) shares of Common Stock for each share of Series A Preferred Stock.

On October 10, 2019 and November 1, 2019, the Company issued 19,000,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for the cancellation of 19,000,000 shares of common stock beneficially owned by him. Following the transaction, 19,000,000 shares of common stock were cancelled and returned to treasury.

As of the filing date, there were 37,341,954 shares of common stock and 19,000,000 shares of Series A Preferred Stock issued and outstanding.

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

Recent Development

On October 28, 2019, the Company’s Board of Directors and majority shareholder approved to designate 30,000,000 shares as Series A Preferred Stock, which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be set forth in the discussion below under the “Series A Preferred Stock”. A certificate of designation for the Series A Preferred Stock was filed with the Secretary of the State of the State of Nevada on October 30, 2019.

On October 10, 2019 and November 11, 2019, Mr. Lirong Wang entered into a Preferred Stock Exchange Agreement and its amendment (the “Exchange Agreement”) with the Company pursuant to which 19,000,000 shares of common stock beneficially owned by Mr. Wang was cancelled in exchange for 19,000,000 shares of Series A Preferred Stock. Holders of Series A Preferred Stock have the right to vote on all matters submitted to a vote of shareholders with each share of Series A Preferred Stock entitled to ten (10) votes per share which any holder of common stock has with respect to any matter.

Following the completion of the transaction, 37,341,954 shares of common stock and 19,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $9,515,988 and $11,773,401 as of September 30, 2019 and December 31, 2018, respectively. Our cash balances as of September 30, 2019 and December 31, 2018 were $6,302 and $12,778, respectively. We had current liability of $11,577,224 at September 30, 2019 which would be due within the next 12 months. In addition, we had a working capital deficit of $3,213,688 and $7,119,118 at September 30, 2019 and December 31, 2018, respectively.

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

Principles of Consolidation

Muliang Agritech consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 51% controlled Heilongjiang, and 80% controlled Yunnan Muliang. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 49% interest in Heilongjiang, and 20% interest in Yunnan Muliang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the nine months ended September 30, 2019 and 2018, rental income of $181,478 and $302,699 were recognized as other income.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 93% of our total revenue for the nine months ended September 30, 2019.

Currently, almost all of our revenue is derived from powdered organic fertilizer product, as it is easier to absorb for soil and plants, compared with the granular organic fertilizer.

Starting from December 31, 2018, the Company began to develop the sales of agricultural food products.  Current, sales from agricultural food products accounted for around 7% of our total sales.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

	For the Three Months Ended September 30,
	2019	2018	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,143,577	2,628,217	515,360	19.61%
Revenues-agricutural products	65,658	435,592	(369,934)	-84.93%
Subtoal of revenue	3,209,235	3,063,809	145,426	4.75%
Cost-fertilizer	1,816,380	1,963,731	(147,351)	-7.50%
Cost- agricultural products	91,740	416,833	(325,093)	-77.99%
Subtotal of cost	1,908,120	2,380,564	(472,444)	-19.85%
Gross profit	1,301,115	683,245	617,870	90.43%
Operating expenses:
General and administrative expenses	247,821	413,731	(165,910)	-40.10%
Selling expenses	155,803	179,381	(23,578)	-13.14%
Total operating expenses	403,624	593,112	(189,488)	-31.95%
Income(loss) from operations	897,491	90,133	807,358	895.74%
Other income (expense):
Interest expense	(88,029)	(102,331)	14,302	-13.98%
Subsidy income	(2,092)	(49)	(2,043)	4169.39%
Rent net income	(113,318)	21,155	(134,473)	-635.66%
Other income (expense), net	(309)	172,722	(173,031)	-100.18%
Total other income (expense)	(203,748)	91,497	(295,245)	-322.68%
Income before income taxes	693,743	181,630	512,113	281.95%
Income taxes	48,299	-	48,299	N/A
Net income (loss)	645,444	181,630	463,814	255.36%

Revenue

Total revenue for fertilizer increased from $2,628,217 for the three months ended September 30, 2018 to $3,143,577 for the three months ended September 30, 2019, which represented an increase of $515,360, or approximately 19.61%. The increase in revenue was mainly due to a larger demand for our organic fertilizer products from large scale agricultural companies and farmer professional cooperatives for the three months ended September 30, 2019. Our major customers included Huizhou Sijilv Agricultural Products Co., Ltd., Guangzhou Nonggengshen planting cooperative, and Guangzhou Lvxing Organic Agricultural Products Co., Ltd. etc. Usually the second half year is the peak sale season for fertilizer products. We expect to increase our sales significantly in last quarter of 2019.

Our high-quality agriculture food products sales decreased significantly by $369,934, or 84.93%, for the three months ended September 30, 2019.

Cost of sales

Cost of sales for fertilizer slightly decreased from $1,963,731 for the three months ended September 30, 2018 to $1,816,380 for the three months ended September 30, 2019, which represented a decrease of approximately $147,351, or 7.50%.

Cost of sales for agricultural products significantly decreased from $416,833 for the three months ended September 30, 2018 to $91,740 for the three months ended September 30, 2019, which represented a decrease of approximately $325,093, or 77.99%.

Gross Profit (loss)

The gross profit for organic fertilizer increased from $664,486 for the three months ended September 30, 2018 to gross profit of $1,327,197 for the three months ended September 30, 2019. The gross margin increased from 25.28% for the three months ended September 30, 2018 to 42.22% for the three months ended September 30, 2019. The gross margin of around 45% represents our normal operation result of sales to final customers. The lower gross margin for the three months ended September 30, 2018 was due to the lower price offered to customers for marketing purpose.

The agriculture food products sales decreased to a negative gross margin due to the small sales scale.

Expenses

We incurred $155,803 in selling expenses for the three months ended September 30, 2019, compared to $179,381 for the three months ended September 30, 2018. We incurred $247,821 in general and administrative expenses for the three months ended September 30, 2019, compared to $413,731 for the three months ended September 30, 2018. Total selling, general and administrative expenses decreased by $189,488, or 31.95% for the three months ended September 30, 2019 as compared to the same period in 2018. Our selling expenses decreased by $23,578 and our general and administrative expenses decreased by $165,910. The decrease in our selling expenses was mainly due to the decrease in entertainment expense, travelling expense, etc., for selling department. The decrease in general and administrative expenses was due to the decrease in travelling expense and employee’s expense.

Interest income (expense)

We incurred $88,029 in interest expense during the three months ended September 30, 2019, compared with interest expense of $102,331 for the three months ended September 30, 2018.

Net Income (loss)

Our net income was $645,444 for the three months ended September 30, 2019, compared with net income of $181,630 for the three months ended September 30, 2018, representing an increase of $463,814, or 255.36%.

The significant increase of $463,814 in net income was mainly due to the increase of 617,870 in gross profit, and the decrease of $189,488 in operating expense.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	For the Nine Months Ended September 30,
	2019	2018	Fluctuation
	$	$	$	%
Revenues-fertilizer	9,047,298	9,214,666	(167,368)	-1.82%
Revenues-agricultural products	630,061	604,616	25,445	4.21%
Subtotal of revenue	9,677,359	9,819,282	(141,923)	-1.45%
Cost-fertilizer	5,058,254	5,431,456	(373,202)	-6.87%
Cost- agricultural products	651,441	574,915	76,526	13.31%
Subtotal of cost	5,709,695	6,006,371	(296,676)	-4.94%
Gross profit	3,967,664	3,812,911	154,753	4.06%

Operating expenses:
General and administrative expenses	855,743	1,085,225	(229,482)	-21.15%
Selling expenses	477,556	343,783	133,773	38.91%
Total operating expenses	1,333,299	1,429,008	(95,709)	-6.70%
Income(loss) from operations	2,634,365	2,383,903	250,462	10.51%
Other income (expense):
Interest expense	(270,544)	(326,400)	55,856	-17.11%
Subsidy income	144,261	0	144,261	#DIV/0!
Rent net income	55,059	169,678	(114,619)	-67.55%
Other income (expense), net	(1,077)	149,502	(150,579)	-100.72%
Total other income (expense)	(72,301)	(7,220)	(65,081)	901.40%
Income before income taxes	2,562,064	2,376,683	185,381	7.80%
Income taxes	295,782	0	295,782	N/A
Net income (loss)	2,266,282	2,376,683	(110,401)	-4.65%

Revenue

Total revenue for fertilizer decreased from $9,214,666 for the nine months ended September 30, 2018 to $9,047,298 for the nine months ended September 30, 2019, which represented a decrease of $167,368, or approximately 1.82%. The slight decrease in revenue was mainly due to significant depreciation of Chinese currency, which was the functional currency of the operating entities. We offered fertilizer products to large agricultural companies and farmer professional cooperatives, such as Huizhou Sijilv Agricultural Products Co., Ltd., Guangzhou Nonggengshen planting cooperative, and Guangzhou Lvxing Organic Agricultural Products Co., Ltd., etc. Usually the second half year is the peak sale season for fertilizer products. We expect to increase our sales significantly in the last quarter of 2019.

Our high-quality agriculture food products sales remained stable for the nine months ended September 30, 2019.

Cost of sales

Cost of sales for fertilizer decreased from $5,431,456 for the nine months ended September 30, 2018 to $5,058,254 for the nine months ended September 30, 2019, which represented a decrease of approximately $373,202, or 6.87%. The decrease in cost of sales was in line with the decrease in our revenue from fertilizer sales.

Cost of sales for agricultural products increased by $76,526, or 13.31% for the nine months ended September 30, 2019, compared with the same period in 2018.

Gross Profit (loss)

The gross profit for organic fertilizer increased from $3,783,210 for the nine months ended September 30, 2018 to gross profit of $3,989,044 for the nine months ended September 30, 2019. The gross margin increased from 41.06% for the nine months ended September 30, 2018 to 44.09% for the nine months ended September 30, 2019. The gross margin of around 45% represents our normal operation result of sales to final customers. The increase in gross margin was mainly due to the lower price of organic fertilizer to customers for marketing purpose for the nine months ended September 30, 2018.

The agriculture food products sales decreased to negative gross margin due to the small sales scale.

Expenses

We incurred $477,556 in selling expenses for the nine months ended September 30, 2019, compared to $343,783 for the nine months ended September 30, 2018. We incurred $855,743 in general and administrative expenses for the nine months ended September 30, 2019, compared to $1,085,225 for the nine months ended September 30, 2018. Total selling, general and administrative expenses decreased by $95,709, or 6.70% for the nine months ended September 30, 2019 as compared to the same period in 2018. Our selling expenses increased by $133,773 and our general and administrative expenses decreased by $229,482. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. The decrease in general and administrative expenses was because some employees and resource in administrative department transferred to support the selling department for the nine months ended September 30, 2019.

Interest income (expense)

We incurred $270,544 in interest expense during the nine months ended September 30, 2019, compared with interest expense of $326,400 for the nine months ended September 30, 2018.

Net Income (loss)

Our net income was $2,266,282 for the nine months ended September 30, 2019, compared with net income of $2,376,683 for the nine months ended September 30, 2018, representing a decrease of $110,401, or 4.65%.

The net income maintained stable in general, resulting from the stable gross profit and operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2019 and December 31, 2018 our working capital deficit was $3,213,688 and $7,119,118, respectively.

We have financed our operations over the nine months ended September 30, 2019 and 2018 primarily through proceeds from net cash inflow in operation, and advances from related parties.

The components of cash flows are discussed below:

	For the Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,503,482	$1,783,516
Net cash provided by (used in) investing activities	(289,783)	(1,872,245)
Net cash used in financing activities	(1,148,859)	123,726
Exchange rate effect on cash	(71,316)	(2,273)
Net cash inflow (outflow)	$(6,476)	$32,714

Cash Used in Operating Activities

Net cash provided by operating activities was $1,503,482 for the nine months ended September 30, 2019. The net cash inflow consisted primarily of net income of $2,266,282 which was adjusted by depreciation and amortization of $730,843. The Company had an increase of $109,490 in other payable, an increase of $291,695 in income tax payable, an increase of $451,139 in account payable, and a decrease of $186,492 in prepayment, which were offset by an increase of $248,334 in other receivable, an increase of $2,178,426 in account receivable, and an increase of $156,118 in inventory.

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

Cash used in Investing Activities

Net cash used in investing activities was $289,783 for the nine months ended September 30, 2019. The activities consisted of purchase of biological assets of $18,218, and investment in construction in progress of $271,565.

Net cash used in investing activities was $1,872,245 for the nine months ended September 30, 2018. The activities consisted of purchase of plant and equipment of $2,516, purchase of biological assets of $366,151 and investment in construction in progress of $1,503,578.

Cash Used in Financing Activities

Net cash used in financing activities was $1,148,859 for the nine months ended September 30, 2019. During the period, cash used in financing activities consisted of the repayment to related parties of $891,759, repayment of short-term loan of $1,259,867, and proceeds from third party individual of $943,239.

Net cash provided by financing activities was $123,726 for the nine months ended September 30, 2018. During the period, cash provided by financing activities consisted of the repayment to related parties of $4,611,317, repayment of short-term loan of $766,109, and offset by proceeds from stock issuance of $2,676,651, and proceeds from notes payable of $2,824,501.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of September 30, 2019
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$8,421,540	$4,233,161	$4,188,379	$-	$-
Others	-	-	-	-	-
	$8,421,540	$4,233,161	$4,188,379	$-	$-

Commitments for Capital Expenditure

The Company signed a set of construction agreements with third parties in 2018 for the black goat slaughtering and processing project, including building construction, surveying and mapping contract, equipment installation contract, and electricity installation contract, etc. As of September 30, 2019, part of the total contracts is unpaid.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 30, 2019, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Designation filed with the Secretary of the State of Nevada on October 30, 2019
10.1	Preferred Stock Exchange Agreement, dated October 10, 2019
10.2	Amended and Restated Preferred Stock Exchange Agreement, dated November 11, 2019
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019	MULIANG AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal Accounting Officer)