Form 10-K
period 2019-12-31
MULIANG AGRITECH, INC.
filed 2020-05-14
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of the date of this report, there are 37,341,954 shares of common stock and 19,000,000 shares of Series A Preferred Stock issued and outstanding.

Documents Incorporated by Reference: None

MULIANG AGRITECH, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2019

i

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

Muliang Agritech, Inc. (the “Company”) is filing this Annual Report on Form 10-K (the “Annual Report”) for fiscal year ended December 31, 2019 pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Annual Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days due to circumstances related to the COVID-19 pandemic. The Company followed the restrictive measures implemented in China, by suspending operation and having employees work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. Such restrictive measures caused a delay in the preparation of the financial statements and in the entry time of the on-site audit by the Company’s independent public accountant and consequently a delay in the completion of the Company’s financial statements for the Annual Report. As a result, the Company was unable to timely file the Annual Report without the extension provided for by the Order.

ii

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

iii

PART I

Item 1.	Business.

We primarily engage in the manufacturing and distribution of organic fertilizer and the sales of agricultural products in the PRC. Our organic fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.”

Through our patented technology, we process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straws are common agricultural by-products. In PRC, farmers usually remove the straw stubble that are remains after grains, by burning them in order to continue farming on the same land. These activities have resulted in significant air pollution, and they damage the surface structure of the soil with loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The straw organic fertilizer we produce does not contain the heavy metals, antibiotics and harmful bacteria that are common in the traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins and carbohydrates that promote the healthiest soils capable of growing the healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve the fertility of soil, and the quality and safety of agricultural products.

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 94.5% and 91.3% of our total revenue for the fiscal years ended December 31, 2019 and 2018, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2019 and 2018 respectively. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products, business commencing the third quarter of 2021. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2020.

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

History

The following diagram illustrates and assumes the completion of the Reorganization, including consolidation of our subsidiaries and VIEs:

Shanghai Muliang Industry Co., Ltd. (referred to herein as “Muliang Industry”) was incorporated in PRC on December 7, 2006 as a limited liability company, owned 95% by Lirong Wang and 5% by Zongfang Wang. Muliang Industry through its own operations and its subsidiaries is engaged in the business of developing, manufacturing and selling organic fertilizers and bio-organic fertilizers for use in the agricultural industry.

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

On July 17, 2013, Muliang Industry entered into an equity purchase agreement to acquire 100% of the outstanding equity of Shanghai Zongbao Environmental Construction Co., Ltd. (“Zongbao”) with consideration of approximately $3.2 million or RMB 20 million, effectively becoming the wholly-owned subsidiary of Muliang Industry. Zongbao was incorporated in Shanghai on January 25, 2008. Zongbao processes and distributes organic fertilizers. Zongbao wholly owns Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”).

On August 21, 2014, Muliang Agricultural Limited (“Muliang HK”) was incorporated in Hong Kong as an investment holding company.

January 27, 2015, Muliang HK incorporated a wholly foreign-owned enterprise, Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), in China

On July 8, 2015, Mullan Agritech entered into certain stock purchase agreement with Muliang Agriculture, Inc., pursuant to which Mullan Agritech, for a consideration of $5,000, acquired 100% interest in Muliang HK and its wholly-owned subsidiary Shanghai Mufeng. Both Muliang HK and Shanghai Mufeng are controlled by the Company’s sole officer and director, Lirong Wang.

On July 23, 2015, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

On September 3, 2015, Mullan Agritech effected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding of which 120,000,000 were owned by Chenxi Shi, the founder of Mullan Agritech and its sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

On January 11, 2016, Mullan Agritech issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of Mullan Agritech on that date, transferred 120,000,000 shares of common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by Mullan Agritech, whereby Mullan Agritech would derive all substantial economic benefit generated by Muliang Industry and its subsidiaries.

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

On July 7, 2016, Muliang Industry established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”) in Beijing City, China. Muliang Industry owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd owns the other 35% shares. Zhonglian is to develop and operate an online agricultural products trading platform.

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

Mullan Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Ningling Fertilizer, Yunnan Muliang, and Zhonglian are referred to as subsidiaries of the Company, and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock, the change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.”, and the creation of one hundred million (100,000,000) shares of Blank Check Preferred Stock.

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

Our Industry

The Status and Market Demand of Straw Organic Fertilizer Industry in China

The straw in China is in a large quantity, has wide variety and broad distribution, and the annual output of straw of is more than 700 million tons. The straw contains more than 3 million tons of nitrogen, more than 700,000 tons of phosphorus and nearly 7 million tons of potassium, equivalent to more than a quarter of China’s current fertilizer amount of use and equivalent to 300 million tons of standard coal. However, nearly 100 million tons of straws are burned directly in the fields every year, which not only damages the beneficial bacteria in the soil surface seriously, but also directly leads to severe air pollution and increases the greenhouse effect. With the significant amount of production of straws in China, so long as part of the straw can be recycled every year, it will bring huge sustainable recycling resources to the fertilizer industry. On November 25, 2015, the National Development and Reform Commission, the Ministry of Finance, the Ministry of Agriculture and the Ministry of Environmental Protection jointly issued a notice, requiring the utilization rate of straw to exceed 85% by 2020.

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

Less soil pollution, more environment restoration. Straw is a circulating agricultural resource and the best organic fertilizer resource. Straw organic fertilizer is also the main measure to convert wasteland, tidal flat and saline-alkali land into arable land, to transform barren land into medium-low yield field and to upgrade medium-low yield field to high-quality fertile field.

Less water pollution. The utilization rate of traditional chemical fertilizers is generally below 30%, and 70% of the dissolved chemical fertilizers directly enter the underground water bodies and flow into rivers, resulting in eutrophication of water bodies. Increasing the application of organic fertilizer is one of the important methods to reduce water pollution.

Our Products

We are committed to ensuring the quality of our agricultural products. We aim to provide high-quality and environment friendly straw organic fertilizer for our customers. Our organic fertilizers are the products of natural decomposition and are easy for plants to absorb and digest. While we are primarily engaged in producing organic fertilizers, we also sell agriculture food products such as apples. We generated our revenue mainly from our organic fertilizers, which constituted approximately 94.5% and 91.3% of our total revenue for the fiscal years ended December 31, 2019 and 2018, respectively. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2019 and 2018, respectively. In addition, we invested in the construction of a deep-processing slaughterhouse which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. We expect to complete the construction in the fourth quarter of 2019 and start generating revenues from the black goat processing products in 2010. The rest of our revenues for the last two fiscal years comes from the sales of agricultural foods as an intermediate sales agent for large diary companies in China such as Bright Dairy & Food Co., Ltd., and Mengniu Dairy industry Limited, etc.

Organic Fertilizer

Our fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” There are seven lines of our organic fertilizers including:

●	Soil improvement and preparation fertilizer, which includes compound micros, probiotics that can supplement microorganisms and trace elements of soil. It can be used as bother starter fertilizer and regular fertilizer;

●	Root protection fertilizer, which is an organic nutrient water-soluble fertilizer that can help the growth of crops’ roots;

●	Foliar nutrition fertilizer, which is a biological growth promoter to help customers take care of the foliar of their plants;

●	Lower pesticide residue fertilizer, which can help our customers reduce the usage of pesticide and enhance the resistance ability for plants;

●	Fruit special fertilizer which contains enhanced nutrient availability to increase plant performance;

●	Fruit tree fertilizer that promotes healthy roots and fruit growth and are ideal for all fruit trees and berries;

●	Corn and peanuts fertilizer that are specially used for corns and peanuts.

Our organic fertilizer contains all-purpose nutrition that can be used in the different stages of plan growth. It aims to increase soil fertility, improve soil aggregate structure, provide nutrient absorption ability for crop, improve water maintain capacity and improve fertilizer utilization, thus creating a sustaining environment and healthy soil.

Agricultural Products (Food)

While concentrating on the development of organic fertilizers, we are actively developing the agricultural food business.

Apple orchard

In 2014, we leased 350 mu (about 57.66 acres) of mountainous land as an apple farm and, for the purpose of using our own fertilizer to demonstrate the advantages of our straw organic fertilizer. The selling of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2019 and 2018, respectively. As the apple trees become more mature, we expect to generate more revenues from the sales of apples in the future.

Other Agricultural products

We are also acting as intermediate sales agent for the agricultural products from large agricultural products companies, such as Bright Dairy & Food Co., Ltd., Mengniu Dairy industry Limited, Haitian Flavoring & Food Co., Ltd. and Hangzhou Wahaha Group, etc.

Future Products

Black Goat Processing Products

Currently we invested in a goat slaughtering and processing factory located in Shuangbai County, Chuxiong City, Yunnan Province, PRC starting in 2018. This factory is expected to be completed in the fourth quarter of 2019 with a capacity of deep processing of 200,000 black goats per year. Our products will include goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, and lamb viscera, etc. We expect to commence the sales of black goat processing products and start generating revenue in 2020.

Forage Grass

We are exploring the options to use forage grass as an alternative for traditional feed for live-stocks. We currently have several research and development projects with schools and institutions. See “Research and Development” below.

Our Technology and Manufacturing Process

We utilize our patented technologies to process crop straws into organic fertilizer.

Crop straws include the stems, roots, leaves, pods and vines of crops. The main ingredients are cellulose, hemicellulose and lignin, as well as a small amount of minerals. Straw is a crude fiber material that is waxy and lignified. The fermentation cycle is long for the straw to be processed into organic fertilizer is long, as it takes 15 days to 60 days for the microbial action. This is a common challenge for the large-scale and timely manufacturing of straw fertilizer.

The crop straws will be processed into a nutrient-rich organic fertilizer in a closed container by low-pressure, medium-temperature acid hydrolysis technology (with 9-to-13-kg pressure and at 150-to-180-degree temperature). The basic principle is as follows:

We utilize cellulose hydrolysis, hemicellulose hydrolysis and lignin hydrolysis methods to process cellulose, hemicellulose and lignin into short-chain cellulose, polysaccharide, monosaccharide, oligomer, etc. Based on the demand for our organic fertilizers and the controlled processing conditions, on average our methods produce a mix with a majority of short-chain cellulose, some polysaccharides and a small amount of monosaccharides.

The straws are stored in our warehouse after compacting them in a briquetting machine. The straw compacts are easy to transfer and occupy less storage space. The straw compacts will be first crushed to 3 cm to 5 cm in length. The straws are then processed in the hydrothermal degradation tank for 2 to 3 hours. We pump steam generated by a boiler into the hydrothermal degradation tank, so that the temperature in the hydrothermal degradation tank is maintained between 150°C and 180°C and the pressure is maintained at 0.9-1.3MPa. After 2-3 hours of thermal degradation, we release the pressure to 0.2~0.4MPa. By releasing the pressure, the straws explode to the storage tank, resulting in a mechanical treatment of the explosion impinging stream, breaking the cellulose, hemicellulose and lignin in the straw, breaking the hydrogen bonds, degrading fiber crystallization regions into an amorphous stage and degrading macromolecules into micromolecules. After that, we add different auxiliary materials through an automatic batching system to make different organic fertilizers suitable for different crops. We then repeat a process of crushing, granulating, cooling and screening before packaging the fertilizers into products.

Sales and Marketing

We believe that our sales services, combined with the quality and reputation of our products will help us retain and attract new customers.

We distribute and sell our products to our end-customers through several different channels, including professional markets and the sales department of our company and distributors:

●	Professional Market: we built a long-term cooperation relationship with private agricultural companies and agricultural cooperative associations for sales;

●	Sales Department: we have sixteen sales representatives with our sales department that are professionally trained to efficiently promote and deliver products to our customers;

●	Third-party Agent and Distributors: we utilize various third-party agents and distributors to sell and distribute our products; and

●	E-commerce: we are designing and setting up an online trading platform to sell our products, which is expected to be completed in 2020.

By using various channels to sell and distribute our products to customers, we can directly serve our customers and end-customers by providing customer service and support.

Suppliers and Customers

Suppliers

Most of our suppliers are local suppliers from Qingdao city, Shandong province. The main raw materials for organic fees include: (i) hydrolysed crop straw, which are chemically decayed wheat straw, corn straw and other kinds of crop straw, accounting for about 54% of the total raw materials; (ii) plant ash (Potassium carbonate, K2CO3), accounting for estimated 4% of the total raw materials; and (iii) Humic acid, accounting for about 3% of the total raw materials. Other auxiliary materials include monoammonium phosphate, urea, etc.

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2019 and 2018.

	For the year ended December 31,
Suppliers	2019		2018
	Amount	%	Amount	%
A	3,357,250	54%	3,651,430	43%
B	1,649,276	26%	N/A	N/A
C	616,587	10%	N/A	N/A
D	N/A	N/A	840,657	10%

Customers

Our customers are mainly located in provinces of Guangdong, Jilin and Shandong.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2019 and 2018.

	For the years ended December 31,
Customers	2019		2018
	Amount	%	Amount	%
A	3,026,072	23%	N/A	N/A
B	2,297,573	18%	N/A	N/A
C	N/A	N/A	2,096,121	16%
D	N/A	N/A	1,952,652	15%

Our Growth Strategy

We intend to build upon our proven ability to produce high-quality organic fertilizer and increase our presence and market share in the agriculture industry. We have begun to implement the growth strategies described below and expect to continue to do so over the several years following this offering. Although the net proceeds of this offering will be available to assist us to implement our growth strategies, we cannot estimate the ultimate amount of capital needed to achieve our expected growth. We may need additional capital to implement these strategies, particularly in the event we pursue acquisitions of complementary businesses or technologies.

Scale Up Production of Organic Fertilizer and Accelerate Penetration in Local and Regional Markets

We plan to construct a new organic fertilizer factory in Heilongjiang Province, China. We have entered into a strategic cooperation agreement with Suihua City of Heilongjiang Province to produce a total of 1 million tons of organic fertilizer. We expect to produce 30,000 tons of organic fertilizer for the second half of 2020 and increase to 100,000 tons per year within the next 5 years. In addition, we will establish warehouse and distribution center in Heilongjiang Province, which is expected to accelerate penetration in the local and regional market.

Increase Sources of Revenue by Expanding Our Current Business

We have a slaughtering and processing plant for black goats under construction in Yunnan Province, China. We expect the plant to begin operations in the fourth quarter of 2019 and start generating revenue in 2020. Demand for lamb in China as an alternative to pork is increasing due to growing concern on swine disease and pork quality. We plan to offer lamb and lamb products to consumers via a subscription program available on our website and mobile app in the future.

Continue to Invest in Research and Development and Expand Our Product Portfolio

We have invested significant capital in the development and improvement of our products. One of the R&D results introduced us to a type of forage grass that contains 30% more protein than other crops. We plan to work with the forage grass farmers in Xinjiang Province and to produce plant protein powder from the forage grass to be used in food and beverages in 2020.

Competitive Advantages

Competitive Advantage of Our Technology

●	Quick disposal: straw can be disposed into powder in three hours.

●	Continuous operation: the production line is formed with connecting hydrolysis tanks, which allows the full use of steam heat and continuous charging, hydrolysis and discharge.

●	Environmental protection: all the disposal devices are closed containers and pipelines to avoid gas and material leakage.

●	High fertilizer efficiency: the organic fertilizer matrix after straw disposal has a higher content of organic matter than the compost products of livestock and poultry manure, and it has a comprehensive organic nutritional composition. It also avoids pesticide, insect pest returning to the field, excessive loose soil and the hidden trouble of fermenting and burning seedlings in the field.

●	Less space: 80,000 tons of straw disposal plant only need 6.6 – 8.2 acres of land.

●	Strong replicability: our technology and production line can be reproduced in different countries.

Competitive Advantage of Our Products

●	Quality Advantage. Compared with the traditional compost manure fermented fertilizer, our product has a high concentration of organic matter and small molecular organic nutrients that can be directly absorbed by crops rich in fulvic acid, polysaccharides and monosaccharides. The effective amount of our product is 50% of the amount of conventional organic fertilizer.

●	Safety advantage. Compared with traditional livestock and poultry manure composting fermented fertilizer, our product generates less residue of heavy metals, antibiotics, toxic and harmful bacteria, avoids the pollution of soil, and ensures the quality and safety of agricultural products.

Research and Development

Forage Grass Production Capacity

In July 2014, we entered into a Technology Transfer Agreement and a Consulting Agreement with the Chinese Academy of Agricultural Sciences in connection with forage grass. We seek to increase the production capacity of forage grass through this collaboration.

Food Product Development

In October 2015, we entered into a Food Development Agreement with Shanghai Food Science and Technology School. The goal of this project is to explore the technology and product application of forage grass seeds for plant protein, dietary fiber and food and beverage.

Animal Waste Disposal

In January 2019, we entered into a Technology Development Agreement with Shanghai Academy of Agricultural Sciences to research ways to dispose and utilize animal waste from our black goat slaughtering and processing plant. We aim to minimize environmental impact and avoid any water pollution.

Intellectual Property

We rely on certain intellectual property to protect our domestic business interests and ensure our competitive position in our industry.

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

Patents

We own the following patents through our subsidiaries and/or VIE entities:

No.	Patent Name	Patent Number	Certificate Number
1	Pressure relief material discharge and storage device	ZL2009200705204	130427
2	Chemical catalytic hydrolysis tank	ZL2009200705219	1370181
3	Material storage bin with crusher	ZL2009200706156	1370214
4	Pneumatic check valve type tank cap	ZL2009200706160	1370180
5	Regenerative heat exchanger	ZL2009200705223	1419186
6	Method for preparing novel material by catalyzing and hydrolyzing mud through microwave inducing	ZL2008100346358	814191
7	Method for removing heavy metals from activated sludge	ZL2009100494481	1224500
8	Method for comprehensively treating grating garbage and activated sludge in sewage plant	ZL2009100494462	1276553
9	Method for preparing water soluble quick-acting organic fertilizer from activated sludge	ZL2009100494458	1311657
10	Mechanical force chemical treating method for organic solid wastes	ZL2009100494477	1372950
11	Method for preparing fuel oil by activated sludge in pipe bundle cracking furnace	ZL2011100405076	1513772
12	Method for directly flashing treated water into superheated steam and application	ZL2011100405127	2306463

Trademarks

We own several trademarks through our subsidiaries and/or VIE entities, including muliang, zongbao, xiutubao, yijifeng, jingletu, and huangdicao. Muliang and zongbao are our company’s brand names.

Our Employees

As of the date hereof, we have 101 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Senior management	8
Sales and Procurement	14
Accounting	5
Human resources and administrative personnel	7
Warehouse	5
Factory	62
Total	101

We provide social insurance for each employee in accordance with Chinese law, including pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance and housing provident fund.

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

Property, plant and equipment at December 31, 2019 and 2018 consisted of:

	December 31,	December 31,
	2019	2018
Building	$12,715,941	$12,838,100
Operating equipment	2,785,557	2,754,463
Vehicle	81,552	104,121
Office equipment	20,762	59,897
Apple orchard	789,344	1,026,505
Construction in progress	1,709,144	341,173
	18,102,300	17,124,259
Less: Accumulated depreciation	(3,008,220)	(2,196,936)
	$15,094,080	$14,927,323

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on OTCQB under the symbol “MULG’”, however, there is no active public trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2020
First Quarter	$7.00	$7.00
Second Quarter (until May 13, 2020)	$7.00	$7.00

Fiscal Year Ended December 31, 2019
First Quarter	$5.40	$5.40
Second Quarter	$27.00	$27.00
Third Quarter	$27.00	$7.50
Fourth Quarter	$7.50	$7.00

Fiscal Year Ended December 31, 2018
First Quarter	$5.40	$5.40
Second Quarter	$5.40	$5.40
Third Quarter	$5.40	$5.40
Fourth Quarter	$5.40	$5.40

Holders of Capital Stock

As of May 14, 2020, we had 1020 holders of our common stock and 1 holder of our Series A Preferred Stock.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, there were no equity securities of the registrant sold by the registrant during the period covered by this annual report that were not registered under the Securities Act.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth in this section contains certain “forward-looking statements”, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Through our patented technology, we process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straws are common agricultural by-products. In PRC, farmers usually remove the straw stubble that are remains after grains, by burning them in order to continue farming on the same land. These activities have resulted in significant air pollution, and they damage the surface structure of the soil with loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The straw organic fertilizer we produce does not contain the heavy metals, antibiotics and harmful bacteria that are common in the traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins and carbohydrates that promote the healthiest soils capable of growing the healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve the fertility of soil, and the quality and safety of agricultural products.

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 94.5% and 91.3% of our total revenue for the fiscal years ended December 31, 2019 and 2018, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2019 and 2018 respectively. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products, business commencing the third quarter of 2021. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2020.

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

Recent Development

Started in December 2019, the outbreak of COVID-19 caused by a novel strain of the coronavirus has become widespread in China and in the rest of the world, including in each of the areas in which the Company, its suppliers and its customers operate. In order to avoid the risk of the virus spreading, the Chinese government enacted various restrictive measures, including suspending business operations and quarantines, starting from the end of January 2020. We followed the requirements of local health authorities to suspend operation and production and have employees work remotely in February and March 2020. Since April 2020, we gradually resumed production and is now operating in full capacity.

As a result of the COVID-19 outbreak in December 2019 and continuing in the first quarter of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in the first quarter of 2020 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations and decline in demand by the Company’s customers.

We are monitoring the global outbreak and spread of the novel strain of coronavirus (COVID-19) and taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business (including but not limited to our employees, customers, other business partners, our manufacturing capabilities and capacity and our distribution channels) posed by its spread and the governmental and community reactions thereto. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our workforces healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, customers and other business partners. We are also working with our suppliers to understand the existing and future negative impacts to our supply chain and take actions in an effort to mitigate such impacts. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our overall financial and operating results (including without limitation our liquidity) cannot be reasonably estimated at this time, but the pandemic could lead to extended disruption of economic activity and the impact on our financial and operating results could be material.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Apple Orchard

Apple Orchard consists primarily of rent for an apple farm, labor cost, fertilizers, apple seeds, apple seedlings and others. The costs to purchase and cultivate apple trees and the expenditures related to labor and materials to plant apple trees until they become commercially productive are capitalized, which require a 2-year period. The estimated production life for apple tree is 10 years, and the costs are amortized without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees or grafted varieties are fruited are capitalized into inventory and included in Work In Process—apple orchard, a component of inventories.

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

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company currently leased part of the building of the Shanghai new plant to third parties as a warehouse. The Company recognizes building leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the years ended December 31, 2019 and 2018, rental income was $60,940 and $228,208.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers regarding new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company has implemented the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements. There was no material impact to the financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company has implemented the new accounting guidance. There was no material impact to the financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 94.5% of our total revenue of 2019.

Currently, the majority of our revenue is derived from powdered organic fertilizer product. It is designed to more easily permeate soil and plants, as compared with the granular organic fertilizer.

During the year ended December 31, 2018, Management also started to develop the sales of agricultural products (food). Sales from agricultural products (food) accounted for around 5.5% of our total sales for the year ended December 31, 2019.

General speaking, our business remained the same scale in the year ended December 31, 2019, as compared with 2018.

Operating Results for the Years Ended December 31, 2019 and 2018

	For the Years Ended December 31,
	2019	2018	Fluctuation
	$	$	$	%
Revenues-fertilizer	12,178,231	12,054,335	123,896	1.03%
Revenues-agricultural products	704,019	1,150,689	(446,670)	-38.82%
Subtotal of revenue	12,882,250	13,205,024	(322,774)	-2.44%
Cost-fertilizer	6,742,300	6,577,557	164,743	2.50%
Cost- agricultural products	803,880	1,082,469	(278,589)	-25.74%
Subtotal of cost	7,546,180	7,660,026	(113,846)	-1.49%
Gross profit	5,336,070	5,544,998	(208,928)	-3.77%
Gross margin	41.4%	42.0%
Operating expenses:
General and administrative expenses	1,557,906	1,100,271	457,635	41.59%
Selling expenses	698,071	531,771	166,300	31.27%
Total operating expenses	2,255,977	1,632,042	623,935	38.23%
Income from operations	3,080,093	3,912,956	(832,863)	-21.28%
Other income (expense):
Interest expense	(452,470)	(421,954)	(30,516)	7.23%
Subsidy income	143,187	756,197	(613,010)	-81.06%
Net rental income	60,940	228,208	(167,268)	-73.30%
Other income (expense), net	(120,915)	(27,130)	(93,785)	345.69%
Total other income (expense)	(369,258)	535,321	(904,579)	-168.98%
Income before income taxes	2,710,835	4,448,277	(1,737,442)	-39.06%
Income taxes	505,456	(25,542)	530,998	-2078.92%
Net income	2,205,379	4,473,819	(2,268,440)	-50.70%

Revenue. Total revenue slightly decreased from $13,205,024 for the year ended December 31, 2018 to $12,882,250 for the year ended December 31, 2019, which represented a decrease of $322,774, or approximately 2.4%. The slight decrease in revenue was due to slightly lower demand at the end of 2019 as result of COVID 19; however, revenues for the entire year largely remained similar to 2018 because we successfully maintained our sales pipeline with our large scale corporate and professional farming cooperative customers for the year ended December 31, 2019. Our key customers, such as Huizhou Sijilv Agricultural Products Co., Ltd., Jilin Jijie Farmers’ Professional Union, and Guangzhou Lvxing Organic Agricultural Products Co., Ltd., are buying large quantity of our products.

We also continued to sell high quality agriculture food products for the year ended December 31, 2019 and expect to increase the sales of this business segment significantly in the next year.

Expenses. We incurred $698,071 in selling expenses for the year ended December 31, 2019, compared to $531,771 for the year ended December 31, 2018. We incurred $1,557,906 in general and administrative expenses for the year ended December 31, 2019, compared to $1,100,271 for the year ended December 31, 2018. Total selling, general and administrative expenses increased by $623,935, or 38.2% for the year ended December 31, 2019 as compared to the same period in 2018. Our selling expenses increased by $166,300 and our general and administrative expenses increased by $457,635. The increase in our selling expenses was mainly due to the increase in salaries expense, travelling expense, etc., for selling department. The increase in general and administrative expenses was due to increased professional expenses relating to our public offering for the year ended December 31,2019. We expect our general and administrative expense to continue increase for the next year, if we successfully complete our public offering.

Interest income (expense). We incurred $452,470 in interest expense during the year ended December 31, 2019, compared with interest expense of $421,954 for the year ended December 31, 2018. The stable interest expense reflects the stable loan balance as of December 31, 2019 and 2018.

Net Income. Our net income was $2,205,379 for the year ended December 31, 2019, compared with net income of $4,473,819 for the year ended December 31, 2018. representing a decrease of $2,268,440, or 50.7%. The significant decrease in net income was mainly due to the increase in operating expense, lesser government subsidy income and lesser rent net income for the year ended December 31, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2019 and December 31, 2018 our working capital deficit was $6,213,140 and $7,119,118, respectively. The significant improvement in our working capital deficit was reflecting faster increase in our current assets.

We have financed our operations over the years ended December 31, 2019 and 2018 primarily through proceeds from stock issuance and advances from related parties, and net cash inflow from operations.

The components of cash flows are discussed below:

	For the Years Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$3,759,100	$1,823,544
Net cash provided by (used in) investing activities	(1,318,129)	(2,469,701)
Net cash (used in) provided by financing activities	(2,277,001)	548,337
Exchange rate effect on cash	(72,880)	101,547
Net cash inflow (outflow)	$91,090	$3,727

Cash provided by Operating Activities

Net cash provided by operating activities was $3,759,100 for the year ended December 31, 2019. Cash provided by operating activities for the year ended December 31, 2019 consisted primarily of net income of $2,205,379 which was adjusted by depreciation and amortization of $1,066,196. The Company had an increase of $745,653 in account payable, a decrease of $1,161,433 in prepaid expense, an increase of $1,596,839 in other payable, which was offset by an increase of $3,744,204 in accounts receivable.

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

Cash used in Investing Activities

Net cash used in investing activities was $1,318,129 for the year ended December 31, 2019. The investment activity was payments made for construction in progress of $1,318,129.

Net cash used in investing activities was $2,469,701 for the year ended December 31, 2018. The activities consisted of our investments of $1,514,586 in the construction for black goat slaughtering and processing project in Yunnan province; purchase of land use right of $936,238 for black goat slaughtering and processing project; and additional investment of apple orchard of $18,877.

Cash Provided by (used in) Financing Activities

Net cash used in financing activities was $2,277,001 for the year ended December 31, 2019. During the year, cash provided by financing activities included repayment to related parties of $2,434,949, and repayment of short-term loans of $149,885, which were partly offset by proceeds from third party individual of $307,833.

Net cash provided by financing activities was $548,337 for the year ended December 31, 2018. During the period, cash provided by financing activities consisted of the proceeds from notes payable of $1,812,718, proceeds of $2,599,413 in capital contribution from shareholders, offset by repayment of $3,109,372 to related parties and repayment of $754,422 in short term loans.

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months. As a result, we will need to seek additional funding in the near future. We are looking to obtain additional funding through equity financing in the secondary market, and/or renewing our current obligations with loaners. We may also seek to obtain short-term loans from our directors or unrelated parties. Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at December 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of December 31, 2019
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$7,229,153	$5,373,859	$1,855,294	$—	$—
Others	—	—	—	—	—
	$7,229,153	$5,373,859	$1,855,294	$—	$—

Commitments for Capital Expenditure

There is no commitment for capital expenditure as of December 31, 2019.

Off-Balance Sheet Items

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
Muliang Agritech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muliang Agritech, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan regarding this matter is described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since March 15, 2016.

San Mateo, CA

May 14, 2020

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	Audited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$103,868	$12,778
Accounts receivable, net	7,706,262	4,090,887
Inventories	262,682	446,630
Prepayments	354,813	1,491,102
Other receivables, net	47,653	102,733
Total Current Assets	8,475,278	6,144,130

Property, plant and equipment, net	15,094,080	14,927,323
Intangible assets, net	3,104,839	3,213,130
Other assets and deposits	40,021	74,268
Deferred tax asset	19,348	454,751

Total Assets	$26,733,566	$24,813,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$-	$150,515
Current portion of long-term loans	5,373,859	5,453,435
Accounts payable and accruals	5,162,993	4,469,392
Accounts payable - related party	-	116,340
Advances from customers	250,158	211,114
Income taxes payable	497,251	430,181
Other payables	2,394,832	816,724
Due to related parties	1,009,325	1,615,547
Total Current Liabilities	14,688,418	13,263,248

Long-term loans	1,855,294	3,454,543
Total Liabilities	16,543,712	16,717,791

Stockholders’ Equity:
Series A Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 19,000,000 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	1,900	-
Common stock, $0.0001 par value, 500,000,000 shares authorized, 37,341,954 and 56,341,718 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	3,734	5,634
Additional paid in capital	19,398,854	19,398,854
Accumulated deficit	(9,571,836)	(11,773,401)
Accumulated other comprehensive loss	233,288	344,187
Stockholders’ Equity (Deficit) - Muliang Agritech, Inc. and Subsidiaries	10,065,940	7,975,274
Noncontrolling interest	123,914	120,537
Total Stockholders’ Equity (Deficit)	10,189,854	8,095,811
Total Liabilities and Stockholders’ Equity	$26,733,566	$24,813,602

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2019	2018

Revenues	$12,882,250	13,205,024
Cost of revenue	7,546,180	7,660,026
Gross profit	5,336,070	5,544,998

Operating expenses:
General and administrative expenses	1,557,906	1,100,271
Selling expenses	698,071	531,771
Total operating expenses	2,255,977	1,632,042

Income from operations	3,080,093	3,912,956

Other income (expense):
Interest expense	(452,470)	(421,054)
Subsidy income	143,187	756,197
Net rental income	60,940	228,208
Other income (expense), net	(120,915)	(28,030)
Total other income (expense)	(369,258)	535,321

Income before income taxes	2,710,835	4,448,277

Income taxes	505,456	(25,542)

Net income	2,205,379	4,473,819

Net income (loss) attributable to noncontrolling interest	3,814	128,816
Net income (loss) attributable to Muliang Agritech, Inc. common stockholders	2,201,565	4,345,003

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(111,336)	103,785

Total comprehensive income	2,094,043	4,577,604
Total comprehensive (income) loss attributable to noncontrolling interests	3,377	135,440
Total comprehensive (income) loss attributable to Muliang Agritech, Inc. common stockholders	$2,090,666	4,442,164

Earnings per common share
Basic and diluted	0.04	0.08

Weighted average common shares outstanding
Basic	52,073,278	56,170,859
Diluted	52,073,278	56,170,859

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount		Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2017		$		56,000,000	$5,600	16,817,585	(16,118,404)	240,402	(14,903)	930,280

Issuance of common stock				341,718	34	2,581,269				2,581,303
Net income							4,345,003		128,816	4,473,819
Foreign currency translation adjustment								103,785	6,624	110,409

Balance, December 31, 2018	-		$-	56,341,718	$5,634	19,398,854	(11,773,401)	344,187	120,537	8,095,811

Common stock transferred to Series A Preferred Stock	19,000,000		1,900	(19,000,000)	(1,900)					-
Rounded shares adjustment				236	-	-				-
Net income				-	-	-	2,201,565		3,814	2,205,379
Foreign currency translation adjustment				-	-	-	-	(110,899)	(437)	(111,336)

Balance, December 31, 2019	19,000,000		$1,900	37,341,954	$3,734	19,398,854	(9,571,836)	233,288	123,914	10,189,854

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,205,379	$4,473,819
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,066,196	849,792
Bad debt expense (reverse)	61,934	(6,880)
Deferred income tax assets	433,374	(472,749)
Changes in assets and liabilities:
Accounts receivable	(3,744,204)	(3,893,269)
Inventories	180,382	(58,409)
Prepayment	1,161,433	20,319
Other receivables	54,342	(40,308)
Accounts payable and accrued payables	745,653	36,002
Account payable - related party	(115,853)
Advances from customers	41,543	197,844
Income tax payable	72,082	447,207
Other payables	1,596,839	270,176
Net cash provided by operating activities	3,759,100	1,823,544

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(936,238)
Investment in orchards	-	(18,877)
Investment in construction in progress	(1,318,129)	(1,514,586)
Net cash used in investing activities	(1,318,129)	(2,469,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from shareholders	-	2,599,413
Proceeds from (repayment to) third party individual lenders	307,833	1,812,718
Repayment to related party	(2,434,949)	(3,109,372)
Repayment of short-term loans	(149,885)	(754,422)
Net cash used in financing activities	(2,277,001)	548,337

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(72,880)	101,547

NET INCREASE (DECREASE) IN CASH	91,090	3,727
CASH, BEGINNING OF PERIOD	12,778	9,051
CASH, END OF PERIOD	$103,868	$12,778
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$(1,321,947)	$1,579,634
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Reclassified all of long term loan to short term loan	$4,330,007	$4,459,831
Related party debt converted to common shares	$-	$326,550

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going-concern basis. The going-concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. As of December 31, 2018, there existed substantial doubt as to whether or not the Company would continue as a going concern. As of December 31, 2019 and 2018, the Company had working capital deficits of $6,213,140 and $7,119,118. Although the Company generated net income of $2,201,565 and $4,345,003, for the years ended December 31, 2019 and 2018, and generated net cash inflows from operating activities of $3,759,100 and $1,823,544 during the years ended December 31, 2019 and 2018, these results of operations and cash flows were not sufficient to alleviate such doubt; accordingly, as of December 31, 2019, and as of the date of this report, after considering the factors above, the substantial doubt as to whether the Company may continue as going concern still exists.

In an effort to improve its financial position, the Company is working to obtain new loans from banks and related parties, raise funds in the capital market through public and private offerings, and improve its operations.

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

The apple orchard includes rental for an apple farm, labor cost, fertilizers, apple seeds, apple seedlings and others. The costs to purchase and cultivate apple trees and the expenditures related to labor and materials to plant apple trees until they become commercially productive are capitalized, which require a two-year period. The estimated production life for apple tree is ten years, and the costs are depreciated without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees or grafted varieties are fruited are capitalized into inventory and included in Work In Process—apple orchard, a component of inventories.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2019 and 2018.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the years ended December 31, 2019 and 2018, rental income of $194,663 and $388,309 were recognized as other income.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the years ended December 31, 2019 and 2018 was loss of $111,336 and gain of $103,785, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2019 and 2018 were translated at 6.9499 RMB to $1 USD and 6.8764 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the years ended December 31, 2019 and 2018 were 6.9053 RMB and 6.6146 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2019 and 2018.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	December 31, 2019	December 31, 2018

Short-term loan	$-	$150,515
Current portion of long-term loan	5,373,859	5,453,435
Long-term loan	1,855,294	3,454,543
	$7,229,153	$9,058,493

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement

In February, 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For finance leases, a lessee is required to do the following:

· Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

· Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income

· Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:

· Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

· Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis

· Classify all cash payments within operating activities in the statement of cash flows.

In July, 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11), which amends ASC 842 so that entities may elect not to recast their comparative periods in transition (the “Comparatives Under 840 Option”). ASU 2018-11 allows entities to change their date of initial application to the beginning of the period of adoption. In doing so, entities would:

· Apply ASC 840 in the comparative periods.

· Provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840.

· Recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings for the period of adoption.

In addition, the FASB also issued a series of amendments to ASU 2016-02 that address the transition methods available and clarify the guidance for lessor costs and other aspects of the new lease standard.

The management has reviewed the accounting pronouncements and adopted the new standard on January 1, 2019 using the modified retrospective method of adoption. The transition method expedient which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, prior periods have not been restated. The adoption of this ASU resulted in the recording of additional lease assets and liabilities $352,266 each with no effect to opening balance of retained earnings as the Company did not have any leases prior to the adoption of this ASU.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018

Accounts receivable	$8,047,929	$4,370,620
Less: Allowance for doubtful accounts	(341,667)	(279,733)
Total, net	$7,706,262	$4,090,887

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $341,667 and $279,733 for the years ended December 31, 2019 and 2018.

The novel coronavirus epidemic that began in the PRC in 2019 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of December 31, 2019. As of the date of this report, a majority of the Company’s customers have resumed normal operations. The Company expects to recover past due balances in the next operating period.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31, 2019	December 31, 2018

Raw materials	$116,907	$124,069
Finished goods	145,775	322,561
Total, net	$262,682	$446,630

NOTE 5 – PREPAYMENT

The prepayment balance of $354,813 as of December 31, 2019 represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2019 and 2018 consisted of:

	December 30,	December 31,
	2019	2018
Building	$12,715,941	$12,838,100
Operating equipment	2,785,557	2,754,463
Vehicle	81,552	104,121
Office equipment	20,762	59,897
Apple orchard	789,344	1,026,505
Construction in progress	1,709,144	341,173
	18,102,300	17,124,259
Less: Accumulated depreciation	(3,008,220)	(2,196,936)
	$15,094,080	$14,927,323

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the years ended December 31, 2019 and 2018, depreciation expense amounted to $991,408 and $788,881, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,709,144 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2019	2018

Land use rights	$3,580,172	$3,618,441
Non-patented technology	14,389	14,542
	3,594,561	3,632,983
Less: Accumulated amortization	(489,722)	(419,853)
	$3,104,839	$3,213,130

The total cost of $3,580,172 represents the three industrial land use rights located in Shanghai City, Weihai City, Shandong Province, and Chuxiong City, Yunnan Province.

For the years ended December 31, 2019 and 2018, amortization of intangible assets amounted to $74,788 and $60,911, respectively.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	December 31,	December 31,
Deferred tax assets, non-current	2019	2018
Deficit carried-forward	$19,348	$416,836
Additions	-	37,915
Deferred tax assets	19,348	454,751
Less: valuation allowance	-	-
Deferred tax assets, non-current	$19,348	$454,751

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS

Short-term loan of $150,515 represents balance due to Shanghai Jinshan Limin Micro Loan Co., Ltd., with annualized interest rate of 16%. This loan was borrowed on March 3, 2017 and due on March 2, 2018. The Company extended this loan twice until the end of June 2019 with the same terms and it was paid off as of December 31, 2019.

As of December 31, 2019, current portion of long-term loans amounted to $5,373,859 consisting of $4,294,707 due to Agricultural Bank of China, which is collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO, and $1,079,152 due to Rushan City Rural Credit Union.

As of December 31, 2019, the long-term loan amount of $1,855,294 represents $1,591,261 owed to Rushan City Rural Credit Union and $264,033 owed to Ms. Hui Song. The amount owed to Ms. Hui Song is non-interest bearing, unsecured, and due after December 31, 2020.

As of December 31, 2018, the long-term loan amount of $3,454,543 represents $3,187,688 owed to Agricultural Bank of China and $266,855 owed to Ms. Hui Song. The amount owed to Ms. Hui Song is non-interest bearing, unsecured, and due after December 31, 2020.

Long-term loan and current portion of long-term loan consisted of the following:

	December 31,	December 31,
	2019	2018
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by August 25, 2019.	$4,294,707	$4,362,748
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019.	1,079,152	1,090,687
Long-term loans and interest payable to individuals and entities without interest	1,855,294	3,454,543
	7,229,153	8,907,978
Less: Current portion of long-term loans payable	5,373,859	5,453,435
Total, net	$1,855,294	$3,454,543

As of December 31, 2019, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$5,373,859
Year 2	1,855,294
Total	$7,229,153

The Company recognized interest expenses of $452,470 and $421,054 for the years ended December 31, 2019 and 2018, respectively.

The Company has been in default with the loan payable to Agricultural Bank of China. The bank has taken legal action against the Company and on April 26, 2020, the bank has been awarded a judgment by the PRC courts for $4,359,925 (RMB 30,301,044). As of the date of the report, the judgment amount has not been settled to the bank. The loan was secured by land use rights and guarantee by the Company’s CEO. There is substantial risk that the bank may foreclose on the land use rights of the Company to settle this outstanding balance.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS DEFICIT

Authorized Stock

The Company has authorized 500,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 5, 2019, the Company filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the creation of Blank Check Preferred Stock. As a result, the capital stock of the Company consisted of 500,000,000 shares of common stock, $0.0001 par value, and 100,000,000 shares of blank check preferred stock after the filling.

On October 30, 2019, 30,000,000 shares were designated to be Series A Preferred Stock out of the 100,000,000 shares of blank check preferred stock.

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

On October 30, 2019, 30,000,000 shares were designated to be Series A Preferred Stock out of the 100,000,000 shares of blank check preferred stock.

Series A Preferred Stock

On October 30, 2019, the Company’s Board of Directors and majority shareholder approved to designate 30,000,000 shares as Series A Preferred Stock out of the 100,000,000 shares of blank check preferred stock, which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be set forth in the discussion below under the “Series A Preferred Stock”. A certificate of designation for the Series A Preferred Stock was filed with the Secretary of the State of the State of Nevada on October 30, 2019.

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

On November 1, 2019, the Company issued a total of 19,000,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 19,000,000 shares of common stock beneficially owned by him. Following the transaction, 19,000,000 shares of common stock were cancelled and returned to treasury.

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

*Accounts receivable from and sales to Ms. Hui Song and her associated company

For the year ended December 31, 2019, the Company did not sell any products to Ms. Hui Song and her associated company.

For the year ended December 31, 2018, the Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $164,968, with related cost of $103,371. This transaction was reflected in the revenue and cost of goods sold.

As of December 31, 2019 and December 31, 2018, the Company has account receivable balance of $234,062 and $185,665 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

As of December 31, 2019 and December 31, 2018, the Company has account receivable balance of $0 and $61,082 from Yantai Zongbao Tele-Agriculture Service Co., Ltd., respectively.

*Accounts payable to and purchase from Ms. Hui Song and her associated company

For the year ended December 31, 2019, the Company purchased fertilizer of $3,054,791 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song. As of December 31, 2019, accounts payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $505,331.

For the year ended December 31, 2018, the Company purchased fertilizer of $3,651,430 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., an entity controlled by Ms. Hui Song. As of December 31, 2018, accounts payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. was $72,712.

*Loan from Ms. Hui Song and her associated company

As of December 31, 2019, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms. Hui Song were of $799,237 and $264,033, respectively.

As of December 31, 2018, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms. Hui Song were of $807,780 and $266,855, respectively.

*Accounts payable to and purchase from related parties

The Company did not make any purchase from related parties for the year ended December 31, 2019.

For the year ended December 31, 2018, the Company purchased fertilizer manufacturing equipment of $120,945 from Shanghai Aoke Chemicals Co., Ltd, an entity controlled by Mr. Lirong Wang, CEO and majority shareholder of the Company. As of December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $116,340.

As of December 31, 2019 and December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $115,110 and $116,340, respectively.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Due to related parties

Outstanding balance due to Mr. Lirong Wang, Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	December 31,	December 31,
	2019	2018	Relationship
Mr. Lirong Wang	861,702	1,442,751	The CEO and Chairman/Actual controlling person
Ms. Xueying Sheng	73,474	169,743	Controller/Accounting manager of the Company
Mr. Guohua Lin	74,149	3,054	Senior management and a shareholder
Total	1,009,325	1,615,547

For the year ended December 31, 2019, the Company borrowed $3,950,414 from Mr. Lirong Wang, and repaid $4,272,035.

For the year ended December 31, 2019, the Company borrowed $237,041 from Mr. Guohua Lin, and repaid $165,455.

For the year ended December 31, 2019, the Company borrowed $49,070 from Ms. Xueying Sheng and repaid $115,316.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2019 and 2018.

	For the year ended December 31,
Customers	2019		2018
	Amount	%	Amount	%
A	3,026,072	23%	N/A	N/A
B	2,297,573	18%	N/A	N/A
C	N/A	N/A	2,096,121	16%
D	N/A	N/A	1,952,652	15%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2019 and 2018.

	For the year ended December 31,
Suppliers	2019		2018
	Amount	%	Amount	%
A	3,357,250	54%	3,651,430	43%
B	1,649,276	26%	N/A	N/A
C	616,587	10%	N/A	N/A
D	-	-	840,657	10%

MULIANG AGRITECH, INC. AND SUBSIDIARIES

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2019 and 2018, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2019		2018
United States	$-	0%	$-	0%
China	103,868	100%	12,778	100%
Total cash and cash equivalents	$103,868	100%	$12,778	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the country. For the years ended December 31, 2019 and 2018, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhongliang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Years Ended
	December 31,	December 31,
	2019	2018
US Statutory income tax rate	21.00%	21.00%
PRC income tax adjustment	4.00%	4.00%
Valuation allowance	0.00%	(12.51)%
Effect of expenses not deductible for tax purpose	0.00%	0.02%
Effect of income tax exemptions and reliefs	0.00%	(10.63)%
Others	(6.35)%	(2.45)%
Total	18.65%	(0.57)%

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2019	2018
Current	$72,082	$447,207
Deferred	433,374	(472,749)
Total	$505,456	$(25,542)

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of December 31, 2019 and 2018.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Fertilizer	$12,178,231	$12,054,335	$6,742,300	$6,577,557
Agricultural products (food) sales	704,019	1,150,689	803,880	1,082,469
Total	$12,882,250	$13,205,024	$7,546,180	$7,660,026

The two segments are the fertilizer business and foods products. Fertilizer and food products contributed approximately 94.5% and 5.5% of sales revenue, and 89.4% and 10.6% of cost of revenue, respectively for the year ended December 31, 2019.

NOTE 15 – SUBSEQUENT EVENTS

As a result of the COVID-19 outbreak in December 2019 and continuing in the first quarter of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in the first quarter of 2020 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations and decline in demand by the Company’s customers.

We are monitoring the global outbreak and spread of the novel strain of coronavirus (COVID-19) and taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business (including but not limited to our employees, customers, other business partners, our manufacturing capabilities and capacity and our distribution channels) posed by its spread and the governmental and community reactions thereto. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our workforces healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in certain meetings, events and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, customers and other business partners. We are also working with our suppliers to understand the existing and future negative impacts to our supply chain and take actions in an effort to mitigate such impacts. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our overall financial and operating results (including without limitation our liquidity) cannot be reasonably estimated at this time, but the pandemic could lead to extended disruption of economic activity and the impact on our financial and operating results could be material.

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to December 31, 2019 but prior to May 14, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2019. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2019.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2019.

On March 17, 2020, the Board of Directors approved the nomination of Vick Bathija, Guofu Zhang and Scott Silverman as independent directors, as defined under NASDAQ Marketplace Rule 4200(a)(15), appointment of whom shall be effective upon approval of Company’s application to list on the Nasdaq Stock Market. In addition, the Board approved the adoption of the audit, compensation and nomination committees. Mr. Bathija, Mr. Silverman and Mr. Zhang shall serve as the Chairman of the Audit Committee, Nomination Committee and Compensation Committee, respectively. All appointment will be effective upon the Company’s listing on Nasdaq.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the 4th quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Lirong Wang	47	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Vick Bathija*(1)(2)(3)	34	Independent Director Nominee, Chair of Audit Committee
Guofu Zhang*(1)(2)(3)	40	Independent Director Nominee, Chair of Compensation Committee
Scott Silverman*(1)(2)(3)	53	Independent Director Nominee, Chair of Nomination Committee

*	The individual consents to be in such position upon Company’s listing on the Nasdaq Stock Market.

(1)	Member nominees of the Audit Committee

(2)	Member nominees of the Compensation Committee

(3)	Member nominees of the Nominating Committee

Lirong Wang, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

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

Vick Bathija, Independent Director Nominee, Chair of Audit Committee

As our director nominee, Mr. Bathija has worked on many complex engagements ranging from audits, tax and consulting. He received a BBA in Accounting and a Masters in Taxation from Hofstra University. He then began his career at Holtz Rubenstein, now known as Baker Tilly. He was in the audit/tax department where he grew into a senior role overseeing mid cap companies from an audit and tax standpoint. After over 2 years at Ernst & Young, he started his own practice, Commerce CPA, LLC. He has advised and service several hundred clients ranging from startups to established companies. He has consulted and conducted audits for companies looking to raise money in accordance with SEC regulations.

Guofu Zhang, Independent Director Nominee, Chair of Compensation Committee

As our director nominee, Mr. Zhang has served as Chief Financial Officer of AGM Group Holdings Inc. since the inception of the company. He was a senior accounting consultant at China Customer Relations Centers, Inc. from 2013 to 2015. He was the Financial Manager at Tianli Agritech, an American public company, from 2009 to 2012 and served as Chief Financial Officer there from April 2012 to July 2013. Mr. Zhang earned his bachelor’s degree in accounting from Renmin University of China. He is experienced in financial analysis, auditing, and accounting internal control. He also has experience with IPO when he helped CCRC list on NASDAQ in December 2015.

Scott Silverman, Independent Director Nominee, Chair of Nomination Committee

As our director nominee, Mr. Silverman has over 25 years of business success on national and international levels, with a highly diverse knowledge of financial, legal and operations management; public company management, accounting and SEC regulations. Mr. Silverman specializes in establishing and streamlining back-office policies and procedures and implementing sound financial management and internal controls necessary for enterprise growth and scalability. Mr. Silverman is currently a partner and CFO of VC Capital Holdings, a diversified PE firm with portfolio investments in hospitality, healthcare and construction and engineering. Mr. Silverman has orchestrated investor exits for multiple companies, including direct participation in taking 7 companies public. He has also assisted in raising over $35 million for client companies, both public and private. He has a bachelor’s degree in finance from George Washington University and a Master’s degree in accounting from NOVA Southeastern University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

We plan to establish three committees under the board of directors: an audit committee, a compensation committee and a nominating committee. We have adopted a charter for each of the three committees.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

On March 17, 2020, the Company adopted a Code of Ethics applicable to its directors, officers, and employees.

Item 11.	Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2019 and 2018.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Lirong Wang	2019	17,266	0	0	0	17,266
President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer	2018	17,450	0	0	0	17,450

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors (which currently consists solely of Lirong Wang) has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Upon Company’s listing on the Nasdaq Stock Market, we plan to pay our independent director nominee Vick Bathija with an annual compensation of USD $40,000, our independent director nominee Scott Silverman with an annual compensation of USD $30,000 and our independent director nominee Guofu Zhang with an annual compensation of USD $20,000. We have entered into director offer letters with each of our independent director nominees. We will also reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity. In addition, we may provide incentive grants of shares, options or other securities convertible into or exchangeable for, our securities. For the years ended December 31, 2018 and 2019, we did not pay any non-employee directors and we did not have any non-employee directors.

Employment Agreements

We have entered into director offer letters with each of our independent director nominees which agreements set forth the terms and provisions of their engagement.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2019 and 2018.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2019 and 2018 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2019 and 2018.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2019 and 2018 under any long-term incentive plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of May 14, 2020, by:

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

Name of Beneficial Owners	# of Common Stock		% (1)	# of Preferred Stock		%	% of Total Voting Power
Lirong Wang	11,612,911	(2)	31.1%	19,000,000	(3)	100%	88.7%
Vick Bathija(4)	-		0%	-		0%	0%
Guofu Zhang(4)	-		0%	-		0%	0%
Scott Silverman(4)	-		0%	-		0%	0%
All officers and directors as a group (4 person)	11,612,911		31.1%	19,000,000		100%	88.7%
Other 5% shareholders:
Huinuo Wang	2,000,000		5.36%	0		0	*
Yuqing Qian	2,000,000		5.36%	0		0	*

*	less than 1%.

(1)	Applicable percentages are based on 37,341,954 shares outstanding.

(2)	Excluding the 19,000,000 shares of common stock, beneficially owned by Lirong Wang, being exchanging into 19,000,000 shares of Series A Preferred Stock.

(3)	Each share of Series A Preferred Stock is entitled to voting power equal to ten shares of common stock.
(4)	The individual is an independent director nominee and consents to be an independent director upon the Company’s listing on the Nasdaq Capital Market.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Accounts payable to and purchase from related parties

The Company did not make any purchase from related parties for the year ended December 31, 2019.

For the year ended December 31, 2018, the Company purchased fertilizer manufacturing equipment of $120,945 from Shanghai Aoke Chemicals Co., Ltd, an entity controlled by Mr. Lirong Wang, CEO and majority shareholder of the Company. As of December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $116,340.

As of December 31, 2019, and December 31, 2018, account payable to Shanghai Aoke Chemicals Co., Ltd. were $115,110 and $116,340 respectively.

Due to related party

Outstanding balance due to Mr. Lirong Wang, Ms. Xueying Sheng and Mr. Guohua Lin below are advances from related parties for working capital of the Company which are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	December 31,	December 31,
	2019	2018	Relationship
Mr. Lirong Wang	861,702	1,442,751	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	73,474	169,743	Controller/Accounting manager of the Company
Mr. Guohua Lin	74,149	3,054	Senior management and a shareholder
Total	1,009,325	1,615,547

For the year ended December 31, 2019, the Company borrowed $3,950,414 from Mr. Lirong Wang, and repaid $4,272,035.

For the year ended December 31, 2019, the Company borrowed $237,041 from Mr. Guohua Lin, and repaid $165,455.

For the year ended December 31, 2019, the Company borrowed $49,070 from Ms. Xueying Sheng and repaid $115,316.

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

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $100,000 and $95,500 for the fiscal year ended December 31, 2019 and 2018, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company understood fees related to services rendered by our financial consultant for the fiscal years ended December 31, 2019 and 2018.

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

(a)   The following documents are filed as part of this report:

(1)   Financial Statements:

The audited balance sheets of the Company as of December 31, 2019, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1(1)	Certificate of Incorporation
3.2(3)	Certificate of Amendment filed with the Secretary of the State of Nevada on April 5, 2019
3.3(3)	Certificate of Change filed with the Secretary of the State of Nevada on April 16, 2019
3.3(4)	Certificate of Designation filed with the Secretary of the State of Nevada on October 30, 2019
3.4(2)	Bylaws
10.1(4)	Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated on October 10, 2019.
10.2(4)	Amended and Restated Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated November 11, 2019
10.3(5)	Director Offer Letter between the Company and Vick Bathija dated March 19, 2020
10.4(5)	Director Offer Letter between the Company and Scott Silverman dated March 19, 2020
10.5(5)	Director Offer Letter between the Company and Guofu Zhang dated March 19, 2020
14.1(5)	Code of Conduct and Ethics
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(5)	Audit Committee Charter
99.2(5)	Compensation Committee Charter
99.3(5)	Nomination Committee Charter
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on January 5, 2015.
(2)	Incorporated by reference to the Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on March 19, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2019.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 27, 2020.

*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULIANG AGRITECH, INC.

Date: May 14, 2020	By:	/s/ Lirong Wang
Lirong Wang
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lirong Wang	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	May 14, 2020
Lirong Wang	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)