Form 10-K/A
period 2019-12-31
MULIANG AGRITECH, INC.
filed 2020-05-15
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Documents Incorporated by Reference: None

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Muliang Agritech, Inc. for the year ended December 31, 2019, filed with the Securities and Exchange Commission on May 14, 2020, is to file new Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Exhibit 101 consists of the following eXtensible Business Reporting Language (XBRL) interactive data files that were omitted from the Form 10-K:

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Except for the items described above, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Description
3.1(1)	Certificate of Incorporation
3.2(3)	Certificate of Amendment filed with the Secretary of the State of Nevada on April 5, 2019
3.3(3)	Certificate of Change filed with the Secretary of the State of Nevada on April 16, 2019
3.3(4)	Certificate of Designation filed with the Secretary of the State of Nevada on October 30, 2019
3.4(2)	Bylaws
10.1(4)	Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated on October 10, 2019.
10.2(4)	Amended and Restated Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated November 11, 2019
10.3(5)	Director Offer Letter between the Company and Vick Bathija dated March 19, 2020
10.4(5)	Director Offer Letter between the Company and Scott Silverman dated March 19, 2020
10.5(5)	Director Offer Letter between the Company and Guofu Zhang dated March 19, 2020
14.1(5)	Code of Conduct and Ethics
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(5)	Audit Committee Charter
99.2(5)	Compensation Committee Charter
99.3(5)	Nomination Committee Charter
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on January 5, 2015.
(2)	Incorporated by reference to the Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on March 19, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2019.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 27, 2020.

*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULIANG AGRITECH, INC.

Date: May 15, 2020	By:	/s/ Lirong Wang
Lirong Wang
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lirong Wang	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director	May 15, 2020
Lirong Wang	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

3