Form 10-Q
period 2020-03-31
MULIANG AGRITECH, INC.
filed 2020-06-30
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 28, 2020, the registrant had 38,352,954 shares of its common stock outstanding.

MULIANG AGRITECH, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2020

i

 RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

Muliang Agritech, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q (the “Quarterly Report”) for quarter ended March 31, 2020 pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Quarterly Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On May 15, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days due to circumstances related to the COVID-19 pandemic. The Company followed the restrictive measures implemented in China, by suspending operation and having employees work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. Such restrictive measures caused a delay in the preparation of the financial statements and in the entry time of the on-site audit by the Company’s independent public accountant and consequently a delay in the completion of the Company’s financial statements for the Quarterly Report. As a result, the Company was unable to timely file the Quarterly Report without the extension provided for by the Order.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Agritech, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31 2019

	March 31,	December 31,
	2020	2019
		Audited
ASSETS
Current Assets:
Cash and cash equivalents	$6,067	$103,868
Accounts receivable, net	6,576,196	7,706,262
Inventories	244,919	262,682
Prepayment	350,539	354,813
Other receivables, net	41,694	47,653
Total Current Assets	7,219,415	8,475,278

Property, plant and equipment, net	14,586,976	15,094,080
Intangible assets, net	3,033,321	3,104,839
Other assets and deposits	33,486	40,021
Deferred tax asset	19,017	19,348

Total Assets	$24,892,215	$26,733,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$5,281,665	$5,373,859
Accounts payable and accrued payables	4,696,559	5,162,993
Advances from customers	305,596	250,158
Income tax payable	488,721	497,251
Other payables	2,428,845	2,394,832
Due to related party	219,677	1,009,325
Total Current Liabilities	13,421,063	14,688,418

Long-term loans	1,710,871	1,855,294
Total Liabilities	15,131,934	16,543,712

Stockholders’ Equity:
Series A Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 37,341,954 shares issued and outstanding as of March 31, 2020 and December 31, 2019.	3,734	3,734
Additional paid in capital	19,398,854	19,398,854
Accumulated deficit	(9,826,745)	(9,571,836)
Accumulated other comprehensive loss	61,116	233,288
Stockholders’ Equity (Deficit) - Mullan Agritech Inc. and Subsidiaries	9,638,859	10,065,940
Noncontrolling interest	121,422	123,914
Total Stockholders’ Equity (Deficit)	9,760,281	10,189,854
Total Liabilities and Stockholders’ Equity	$24,892,215	$26,733,566

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	For Three Months Ended March 31,
	2020	2019

Revenues	$838,947	2,225,368
Cost of goods sold	533,844	1,338,876
Gross profit (loss)	305,103	886,492

Operating expenses:
General and administrative expenses	457,046	341,556
Selling expenses	7,447	177,000
Total operating expenses	464,493	518,556

Income (Loss) from operations	(159,390)	367,936

Other income (expense):
Interest expense	(98,623)	(94,596)
Subsidy income	-	146,560
Rental income,net	2,617	122,960
Other income (expense), net	(1,333)	587
Total other income (expense)	(97,339)	175,511

Income (Loss) before income taxes	(256,729)	543,447

Income taxes	-	97,860

Net income	(256,729)	445,587

Net income (loss) attributable to noncontrolling interest	(1,820)	2,927
Net income (loss) attributable to Muliang Agritech Inc. common stockholders	(254,909)	442,660

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(172,844)	219,081

Total Comprehensive loss	(429,573)	664,668
Total comprehensive (income) loss attributable to noncontrolliing interests	(2,492)	3,942
Total comprehensive (income) loss attributable to Muliang Agritech Inc. common stockholders	$(427,081)	660,726

Earnings per common share
Basic and diluted	(0.01)	0.01

Weighted average common shares outstanding
Basic	37,341,954	56,170,859
Diluted	37,341,954	56,170,859

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2019 AND THREE MONTHS ENDED MARCH 31, 2020
(Unaudited)

	Series A Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount		Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance, December 31, 2018		$		56,341,718	$5,634	19,398,854	(11,773,401)	344,187	120,537	8,095,811

Net income							442,660		2,927	445,587
Foreign currency translation adjustment								219,081	1,015	220,096

Balance, March 31, 2019	-		$-	56,341,718	$5,634	19,398,854	(11,330,741)	563,268	124,479	8,761,494

Common stock transferred to Series A Preferred Stock	19,000,000		1,900	(19,000,000)	(1,900)					-
Rounded shares adjustment				236
Net income				-	-	-	1,758,905		887	1,759,792
Foreign currency translation adjustment				-	-	-	-	(329,980)	(1,452)	(331,432)

Balance, December 31, 2019	19,000,000		$1,900	37,341,954	$3734	19,398,854	(9,571,836)	233,288	123,914	10,189,854

Net income							(254,909)		(1,820)	(256,729)
Foreign currency translation adjustment								(172,172)	(672)	(172,844)

Balance, March 31, 2020	19,000,000		1,900	37,341,954	3,734	19,398,854	(9,826,745)	61,116	121,422	9,760,281

See accompanying notes to consolidated financial statements

MULIANG AGRITECH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	For Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(256,729)	$445,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187,836	291,069
Changes in assets and liabilities:
Accounts receivable	1,006,497	133,884
Inventories	13,371	(329,687)
Prepayment	84,977	149,975
Other receivables	5,186	(82,007)
Accounts payable and accrued payables	(381,133)	145,941
Account payable - related party	-	-
Advances from customers	60,246	25,638
Income tax payable	-	97,860
Other payables	75,491	38,911
Net cash provided by operating activities	795,742	917,171

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	-	(18,508)
Investment in construction in progress	-	(228,458)
Net cash used in investing activities	-	(246,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from(Repayment to) third party individual	-	62,679
Repayment to related party	(779,010)	(724,803)
Repayment of short-term loans	(113,580)	(14,823)
Net cash used in financing activities	(892,590)	(676,947)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(953)	281

NET INCREASE (DECREASE) IN CASH	(97,801)	(6,461)
CASH, BEGINNING OF PERIOD	103,868	12,778
CASH, END OF PERIOD	6,067	6,317
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$16,407	$23,110
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Property addition in connection with liability	$-	$7,411

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $9,826,745 and $9,571,836 as of March 31, 2020 and December 31, 2019, respectively. Our cash balances as of March 31, 2020 and December 31, 2019 were $6,067 and $103,868, respectively. We had current liabilities of $13,421,063 and $14,688,418 at March 31, 2020 and December 31, 2019, which would be due within the next 12 months. In addition, we had a working capital deficit of $6,201,648 and $6,213,140 at March 31, 2020 and December 31, 2019, respectively.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2019.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2020 and 2019.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the three months ended March 31, 2020 and 2019, rental income of $10,738 and $165,711 were recognized as other income.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for three months ended March 31, 2020 and 2019 were loss of $172,845 and gain of $219,081, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at March 31, 2020 and December 31, 2019 were translated at 7.0712 RMB to $1 USD and 6.9499 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the three months ended March 31, 2020 and 2019 were 7.0106 RMB and 6.7464 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	March 31,	December 31,
	2020	2019
Current portion of long-term debt	$5,281,665	$5,373,859
Long-term loan	1,710,871	1,855,543
Total	$6,992,536	$7,229,402

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

Recent Accounting Pronouncement

In February, 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For finance leases, a lessee is required to do the following:

●	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income

●	Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:

●	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

●	Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis

●	Classify all cash payments within operating activities in the statement of cash flows.

In July, 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11), which amends ASC 842 so that entities may elect not to recast their comparative periods in transition (the “Comparatives Under 840 Option”). ASU 2018-11 allows entities to change their date of initial application to the beginning of the period of adoption. In doing so, entities would:

●	Apply ASC 840 in the comparative periods.

●	Provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840.

●	Recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings for the period of adoption.

In addition, the FASB also issued a series of amendments to ASU 2016-02 that address the transition methods available and clarify the guidance for lessor costs and other aspects of the new lease standard.

The management has reviewed the accounting pronouncements and adopted the new standard on January 1, 2019 using the modified retrospective method of adoption.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2020	2019

Accounts receivable	$6,955,463	$8,047,929
Less: Allowance for doubtful accounts	(379,267)	(341,667)
Total, net	$6,576,196	$7,706,262

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize bad debt allowance expense both for the three months ended March 31, 2020 and 2019.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2020	2019

Raw materials	$80,062	$116,907
Finished goods	164,857	145,775
Total, net	$244,919	$262,682

The Company did not recognize loss from inventory impairment for the three months ended March 31, 2020 and 2019.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENT

The prepayment balance of $350,539 as of March 31, 2020 represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2020 and December 31, 2019 consisted of:

	March 31,	December 31,
	2020	2019
Building	$12,497,810	$12,715,941
Operating equipment	2,529,742	2,785,557
Vehicle	80,153	81,552
Office equipment	20,406	20,762
Apple Orchard	998,227	789,344
Construction in progress	1,679,825	1,709,144
	17,806,163	18,102,300
Less: Accumulated depreciation	(3,219,187)	(3,008,220
	$14,586,976	$15,094,080

For the three months ended March 31, 2020 and 2019, depreciation expense amounted to $169,420 and $272,302, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,679,825 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2020	2019

Land use rights	$3,518,758	$3,580,172
Non-patented technology	14,142	14,389
	3,532,900	3,594,561
Less: Accumulated amortization	(499,579)	(489,722)
	$3,033,321	$3,104,839

For the three months ended March 31, 2020 and 2019, amortization of intangible assets amounted to $18,416 and $18,767, respectively.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	March 31,	December 31,
	2020	2019
Deferred tax assets, non-current
Allowance for doubtful accounts	19,017	19,348
Deferred tax assets	19,017	19,348
Less: valuation allowance	-	-
Deferred tax assets, non-current	$19,017	$19,348

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

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – LOANS PAYABLE

Current portion of long-term loans amounted to $4,221,025 representing balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + (Hongkong InterBank Offered Rate (“HIBOR”)). This loan was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

Current portion of long-term loans amounted to $1,060,640 representing balance due to Rushan City Rural Credit Union.

Long-term loans represent amounts due to lenders that are due in more than one year, whose balance was $1,710,871 and $1,855,294 as of March 31, 2020 and December 31, 2019, respectively. These loans are non-interest bearing, unsecured.

Long-term loan and current portion of long-term loan consisted of the following:

	March 31,	December 31,
	2020	2019
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by September 25, 2019,and extended for another year.	$4,221,025	$4,294,707
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019, and extended for another year.	1,060,640	1,079,152
Long-term loans due to individuals and entities without interest	1,710,871	1,855,294
	6,992,536	7,229,153
Current portion of long-term loans payable	5,281,665	5,373,859
Total, net	$1,710,871	$1,855,294

As of March31, 2020, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$5,281,665
1-2 years	1,710,871
3 years	-
Total	$6,992,536

The Company recognized interest expenses of $98,623 and $94,596 for the three months ended March 31, 2020 and 2019, respectively.

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

As of the filling date, there were 19,000,000 shares of Series A Preferred Stock issued outstanding.

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

*Accounts receivable from and sales to Ms. Hui Song and her associated company

For the three months ended March 31, 2020 and 2019, the Company did not sell any products to Ms. Hui Song and her associated company.

The Company sold fertilizer manufacturing equipment to Jilin Jiliang Zongbao Biological Technology Co., Ltd., in the amount of $171,664, with related cost of $107,567 for the three months ended March 31, 2018. This transaction was reflected in the revenue and cost of goods sold.

As of March 31, 2020 and December 31, 2019, the Company has account receivable balance of $180,550 and $234,062 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

*Accounts payable to and purchase from Ms. Hui Song and her associated company

For the three months ended March 31, 2020 and 2019, the Company purchased fertilizer of $459,247 and $518,943 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

As of March 31, 2020 and December 31, 2019, accounts payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. were $455,312 and $505,331 respectively.

*Loan from Ms. Hui Song and her associated company

As of March 31, 2020, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms. Hui Song were $758,527 and $259,503, respectively.

As of December 31, 2019, long-term loan payable balances for Jilin Jiliang Zongbao Biological Technology Co., Ltd. and Ms. Hui Song were $799,237 and $264,033, respectively.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Due to related party

Outstanding balance due to Mr. Lirong Wang, Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	March 31,	December 31,
	2020	2019	Relationship
Mr. Lirong Wang	42,695	861,702	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	99,239	73,474	Controller/Accounting Manager of the Company
Mr. Guohua Lin	77,743	74,149	Senior management / One of the Company’s shareholders
Total	219,677	1,009,325

For the three months ended March 31, 2020, the Company borrowed $321,218 from Mr. Lirong Wang, and repaid $1,140,225.

For the three months ended March 31, 2020, the Company borrowed $4,992 from Mr. Guohua Lin, and repaid $157.

For the three months ended March 31, 2020, the Company borrowed $0 from Ms. Xueying Sheng and repaid $1,146.

MULIANG AGRITECH, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2020 and 2019.

	For the three months ended
	March 31,
	2020		2019
Customer	Amount	%	Amount	%
A	353,037	47%	414,488.00	22%
B	N/A	N/A	386,325.00	20%
C	N/A	N/A	266,809.00	14%
D	N/A	N/A	222,341.00	12%
E	314,524	42%	N/A	N/A

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2020 and 2019.

	For the three months ended
	March 31,
	2020		2019
Suppliers	Amount	%	Amount	%
A	N/A	N/A	401,440	34%
B	N/A	N/A	142,476	12%
C	459,247	85%	518,943	44%
D	N/A	N/A	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

	March 31, 2020		December 31, 2019
China	$6,067	100%	$103,868	100%
Total cash and cash equivalents	$6,067	100%	$103,868	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the country. For the three months ended March 31, 2020 and 2019, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhongliang, Heilongjiang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
US Statutory income tax rate	21%	21%
Lower rates in PRC, net	-	-
Valuation allowance	(21)%	(21)%
Total	-	-

The provision for income taxes consists of the following:

	For the Three Months Ended March 31,
	2019	2018
Current	$-	$97,860
Deferred	-	-
Total	$-	$97,860

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of March 31, 2020 and December 31, 2019.

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Fertilizer sales	$754,120	$1,915,973	$448,264	$1,024,937
Agricultural products (food) sales	84,827	309,395	85,580	313,939
Total	$838,947	$2,225,368	$533,844	$1,338,876

NOTE 15 – SUBSEQUENT EVENTS

On June 19, 2020, The board of directors consent and agree to the adoption of the following resolutions;

Acquisition of Viagoo Pte Ltd

The board has decided to enter Share Exchange Agreement dated June 19, 2020, with the shareholders of Viagoo Pte Ltd., a Singapore private company, for the acquisition of 100% equity interest of Viagoo Pte Ltd., pursuant to the terms and conditions within the Acquisition Agreement.

Issuance of Shares for Acquisition

The board has decided to issue an aggregate of 1,011,000 share of Company’s restricted common stock, valued at $2.8 per share to shareholders of Viagoo Pte Ltd. for a total consideration of $2,830,800.

Appointment of Alan Chow and David Chong

The board has decided to appoint Nunissait Tjandra as Company’s director and appoint Shaw Cheng “David” Chong as Company’s Chief Financial Officer pursuant to the terms and conditions set forth in the employment agreement.

CFO Compensation

The board has decided to enter certain employment agreement with David Chong Shaw Cheng and issue to him 50,000 shares of Company’s common stock upon his appointment. Upon listing on a national exchange, the Company has agreed to pay Mr. Chong an additional 50,000 shares and an annual salary of $100,000.

Performance Earn-Out Agreement

The board has decided to enter into certain performance earn-out agreement with certain key members of Viagoo Pte Ltd. for a total consideration up to 4,357,143 shares of Company’s common stock upon achievement of certain milestones by Viagoo on a pro-rata basis.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 89.9% and 86.1% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the three months ended March 31, 2020 and 2019. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

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

Acquisition of Viagoo Pte Ltd.

On June 19, 2020, we entered into a Share Exchange Agreement (“SEA”) with Viagoo Pte Ltd.. (“Viagoo”) and all the shareholders of Viagoo (“Viagoo Shareholders”) for the acquisition of 100% equity interest of Viagoo. Viagoo is a Singapore-based logistics sharing platform that enables shippers and carriers to share and optimize resources to lower cost and increase efficiency. From last mile delivery to cross border transportation, the platform provides digital transaction contracts for customers to source for service providers to deliver goods and services in a convenient manner. Viagoo partners with various Singapore agencies to promote the platform to support urban logistics need in Singapore, such as Enterprise Singapore, a government agency to support Singapore small and medium businesses, and Singapore Logistics Association. Pursuant to the SEA, we purchased from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock (“Shares”) for an aggregate purchase price of US$2,830,800, payable in 1,011,000 shares (the “Compensation Shares”) of the Company’s restricted common stock, valued at $2.80 per share.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $9,826,745 and $9,571,836 as of March 31, 2020 and December 31, 2019, respectively. Our cash balances as of March 31, 2020 and December 31, 2019 were $6,067 and $103,868, respectively. We had current liability of $13,421,063 at March 31, 2020 which would be due within the next 12 months. In addition, we had a working capital deficit of $6,201,648 and $6,213,140 at March 31, 2020 and December 31, 2019, respectively.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the three months ended March 31, 2020 and 2019, rental income of $10,738 and $165,711 were recognized as other income.

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

New Accounting Standards

In February, 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For finance leases, a lessee is required to do the following:

●	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

●	Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income

●	Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:

●	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

●	Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis

●	Classify all cash payments within operating activities in the statement of cash flows.

In July, 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11), which amends ASC 842 so that entities may elect not to recast their comparative periods in transition (the “Comparatives Under 840 Option”). ASU 2018-11 allows entities to change their date of initial application to the beginning of the period of adoption. In doing so, entities would:

●	Apply ASC 840 in the comparative periods.

●	Provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840.

●	Recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings for the period of adoption.

In addition, the FASB also issued a series of amendments to ASU 2016-02 that address the transition methods available and clarify the guidance for lessor costs and other aspects of the new lease standard.

The management has reviewed the accounting pronouncements and adopted the new standard on January 1, 2019 using the modified retrospective method of adoption.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 89.9% of our total revenue for the three months ended March 31, 2020.

As a result of the COVID-19 outbreak in December 2019 and continuing in the first quarter of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in the first quarter of 2020. Evidently, our operating scale shrank significantly over the previous years.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Fluctuation
	$	$	$	%
Revenues-fertilizer	754,120	1,915,973	(1,161,853)	-60.64%
Revenues-agricultural products	84,827	309,395	(224,568)	-72.58%
Subtotal of revenue	838,947	2,225,368	(1,386,421)	-62.30%
Cost-fertilizer	448,264	1,024,937	(576,673)	-56.26%
Cost- agricultural products	85,580	313,939	(228,359)	-72.74%
Subtotal of cost	533,844	1,338,876	(805,032)	-60.13%
Gross profit	305,103	886,492	(581,389)	-65.58%
Gross margin	36%	40%
Operating expenses:
General and administrative expenses	457,046	341,556	115,490	33.81%
Selling expenses	7,447	177,000	(169,553)	-95.79%
Total operating expenses	464,493	518,556	(54,063)	-10.43%
Income(loss) from operations	(159,390)	367,936	(527,326)	-143.32%
Other income (expense):
Interest expense	(98,623)	(94,596)	(4,027)	4.26%
Subsidy income	-	146,560	(146,560)	-100.00%
Rent net income	2,617	122,960	(120,343)	-97.87%
Other income (expense), net	(1,333)	587	(1,920)	-327.09%
Total other income (expense)	(97,339)	175,511	(272,850)	-155.46%
Income before income taxes	(256,729)	543,447	(800,176)	-147.24%
Income taxes	-	97,860	(97,860)	N/A
Net income (loss)	(256,729)	445,587	(702,316)	-157.62%

Revenue

Total revenue for fertilizer decreased from $1,915,973 for the three months ended March 31, 2019 to $754,120 for the three months ended March 31, 2020, which represented a decrease of $1,161,853, or approximately 60.64%. The decrease in revenue was mainly due to the impact of COVID-19. Some large customers suspended to purchase our fertilizer products during the anti epidemic period. Such as Huizhou Sijilv Agricultural Products Co., Ltd., Guangzhou Nonggengshen planting cooperative, and Guangzhou Lvxing Organic Agricultural Products Co., Ltd. etc. Usually the second half year is the peak sale season for fertilizer products and the economy is recovering from the epidemic. We expect to increase our sales significantly in the next quarter.

Revenue from agricultural products decreased from $309,395 for the three months ended March 31, 2019 to $84,827 for the three months ended March 31, 2020, which represented a decrease of $224,568, or approximately 72.58%.

Cost of sales

Cost of sales for fertilizer decreased from $1,024,937 for the three months ended March 31, 2019 to $448,264 for the three months ended March 31, 2020, which represented a decrease of approximately $576,673, or 56.26%. The decrease in cost of revenue was in line with the decrease in revenue.

Cost of sales for agricultural products decreased significantly from $313,939 for the three months ended March 31, 2019 to $85,580 for the three months ended March 31, 2020, which represented a decrease of approximately $228,359, or 72.74%.

Gross Profit (loss)

The gross profit for organic fertilizer decreased from $891,036 for the three months ended March 31, 2019 to gross profit of $305,856 for the three months ended March 31, 2020. The gross margin also decreased from 46.51% for the three months ended March 31, 2019 to 40.56% for the three months ended March 31, 2020. The gross margin of around 45% represents our normal operation result of sales to final customers. The lower gross margin for the three months ended March 31, 2020 was due to the lower price offered to customers for marketing purpose.

The agriculture food products sales maintained a negative gross margin due to the small sales scale.

Expenses

We only incurred $7,447 in selling expenses for the three months ended March 31, 2020, compared to $177,000 for the three months ended March 31, 2019. We incurred $457,046 in general and administrative expenses for the three months ended March 31, 2020, compared to $341,556 for the three months ended March 31, 2019. Total selling, general and administrative expenses decreased by $54,063, or 10.43% for the three months ended March 31, 2020 as compared to the same period in 2019. Our selling expenses decreased by $169,553 and our general and administrative expenses decreased by $115,490. The significant decrease in our selling expenses was mainly due to the decrease in entertainment expense, travelling expense, etc., for selling department. As we could not carry out marketing activities during the outbreak of COVID-19. The decrease in general and administrative expenses was due to the decrease in travelling expense and employee’s expense.

Interest income (expense)

We incurred $98,623 in interest expense during the three months ended March 31, 2020, compared with interest expense of $94,596 for the three months ended March 31, 2019.

Net Income (loss)

Our net loss was $256,729 for the three months ended March 31, 2020, compared with net income of $445,587 for the three months ended March 31, 2019, representing a decrease of $702,316.

The significant decrease of $702,316 in net income was mainly due to the decrease of 581,389 in gross profit, and the decrease of $120,343 in rental net income, offset by decrease of $54,063 in operating expense, all of which are the result of impact of COVID-19.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2020 and December 31, 2019 our working capital deficit was $6,201,649 and $6,213,140, respectively.

We have financed our operations over the three months ended March 31, 2020 and 2019 primarily through proceeds from net cash inflow in operation, and advances from related parties.

The components of cash flows are discussed below:

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$795,742	$917,171
Net cash provided by (used in) investing activities	-	(246,966)
Net cash used in financing activities	(892,590)	(676,947)
Exchange rate effect on cash	(953)	281
Net cash inflow (outflow)	$(97,801)	$(6,461)

Cash Used in Operating Activities

Net cash provided by operating activities was $795,742 for the three months ended March 31, 2020. The net cash inflow consisted primarily of a decrease of $1,006,497 in account receivable, a decrease of $84,977 in prepayment, an increase of $60,246 in advance from customers, which were offset by the net loss of $256,729, a decrease of $381,133 in account payable.

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

Cash used in Investing Activities

There is no cash flow in investing activities for the three months ended March 31, 2020.

Net cash used in investing activities was $246,966 for the three months ended March 31, 2019. The activities consisted of purchase of biological assets of $18,508, and investment in construction in progress of $228,458.

Cash Used in Financing Activities

Net cash used in financing activities was $892,590 for the three months ended March 31, 2020. During the period, cash used in financing activities consisted of the repayment to related parties of $779,010, and repayment of short-term loan of $113,580.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of March 31, 2020
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$6,992,536	$5,281,665	$1,710,871	$-	$-
Others	-	-	-	-	-
	$6,992,536	$5,281,665	$1,710,871	$-	$-

Commitments for Capital Expenditure

There is no commitment for capital expenditure as of March 31, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended March 31, 2020, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

10.1(1)	Share Exchange Agreement dated June 19, 2020
10.2(1)	Earnout Agreement dated June 22, 2020
10.3(1)	Employment Agreement between David Chong and the Company dated June 19, 2020
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2020.

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2020	MULIANG AGRITECH, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)