Form 10-Q
period 2020-06-30
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2020-08-19
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-201360

MULIANG VIAGOO TECHNOLOGY, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2020, the registrant had 38,402,954 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31 2019

	June 30,	December 31,
	2020	2019
		Audited
ASSETS
Current Assets:
Cash and cash equivalents	$79,039	$103,868
Accounts receivable, net	8,219,710	7,706,262
Inventories	262,510	262,682
Prepayment	358,236	354,813
Other receivables, net	80,819	47,653
Total Current Assets	9,000,314	8,475,278

Property, plant and equipment, net	14,380,227	15,094,080
Intangible assets, net	3,039,807	3,104,839
Goodwill	673,278	-
Other assets and deposits	19,395	40,021
Deferred tax asset	19,066	19,348

Total Assets	$27,132,087	$26,733,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans	$33,787	$-
Current portion of long-term debt	5,293,392	5,373,859
Accounts payable and accrued payables	6,716,528	5,162,993
Advances from customers	288,942	250,158
Income tax payable	490,003	497,251
Other payables	2,551,338	2,394,832
Due to related party	453,699	1,009,325
Total Current Liabilities	15,827,689	14,688,418

Long-term loans	260,184	1,855,294
Deferred tax liabilities	574
Total Liabilities	16,088,447	16,543,712

Stockholders’ Equity:
Series A Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,402,954 and 37,341,954 shares issued and outstanding as of June 30, 2020 and December 31, 2019.	3,840	3,734
Additional paid in capital	19,933,803	19,398,854
Accumulated deficit	(9,101,401)	(9,571,836)
Accumulated other comprehensive loss	81,519	233,288
Stockholders’ Equity Muliang Viagoo	10,919,661	10,065,940
Noncontrolling interest	123,979	123,914
Total Stockholders’ Equity	11,043,640	10,189,854
Total Liabilities and Stockholders’ Equity	$27,132,087	$26,733,566

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$3,214,184	$4,242,756	$4,053,131	$6,468,124
Cost of sales	1,815,710	2,462,699	2,349,554	3,801,575
Gross profit	1,398,474	1,780,057	1,703,577	2,666,549
Operating expenses:
General and administrative expenses	452,337	266,366	909,383	607,922
Selling expenses	102,562	144,753	110,009	321,753
Total operating expenses	554,899	411,119	1,019,392	929,675

Income (Loss) from operations	843,575	1,368,938	684,185	1,736,874

Other income (expense):
Interest expense	(98,152)	(87,919)	(196,775)	(182,515)
Subsidy income	-	-	-	146,353
Rental income, net	769	45,417	3,386	168,377
Other income (expense), net	(2,778)	(1,562)	(4,111)	(768)
Total other (expense) income	(100,161)	(44,064)	(197,500)	131,447

Income before income taxes	743,414	1,324,874	486,685	1,868,321

Income taxes	15,599	149,623	15,599	247,483

Net income	727,815	1,175,251	471,086	1,620,838

Net income attributable to non-controlling interest	2,471	4,493	651	7,420
Net income attributable to Muliang Viagoo common stockholders	725,344	1,170,758	470,435	1,613,418

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	187,096	(196,874)	14,252	22,207

Total Comprehensive income	914,911	978,377	485,338	1,643,045
Total comprehensive income attributable to non-controlling interests	2,557	5,587	65	9,529
Total comprehensive income loss attributable to Muliang Viagoo common stockholders	$912,354	$972,790	$485,273	$1,633,516

Earnings per common share
Basic and diluted	0.02	0.02	0.01	0.03

Weighted average common shares outstanding
Basic	38,402,954	56,341,718	38,402,954	56,341,718
Diluted	38,402,954	56,341,718	38,402,954	56,341,718

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Interest	Total

For six months ended June 30, 2019
Balance, December 31, 2018			$56,341,718	$5,634	19,398,854	(11,773,401)	344,187	120,537	8,095,811
Net income						1,613,418		7,420	1,620,838
Foreign currency translation adjustment							20,098	2,109	22,207
Balance, June 30, 2019	-	$-	56,341,718	$5,634	19,398,854	(10,159,983)	364,285	130,066	9,738,856

For six months ended June 30, 2020
Balance, December 31, 2019	19,000,000	$1,900	37,341,954	$3,734	19,398,854	(9,571,836)	233,288	123,914	10,189,854
Issuance of common stock in acquisition			1,061,000	106	534,949				535,055
Net income						470,435		651	471,086
Foreign currency translation adjustment							151,769	(586)	(152,355)
Balance, June 30, 2020	19,000,000	1,900	38,402,954	3,840	19,933,803	(9,101,401)	81,519	123,979	11,043,640

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	For Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$471,086		$1,620,838
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	458,564		496,612
Changes in assets and liabilities:
Accounts receivable	(438,441)		(1,111,213)
Inventories	(3,683)		(169,942)
Prepayment	91,029		81,851
Other receivables	(34,109)		(153,055)
Accounts payable and accrued payables	1,294,099		349,176
Advances from customers	42,742		8,861
Income tax payable	-		247,483
Other payables	150,058		80,398
Net cash provided by operating activities	2,031,345		1,451,009

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	-		(18,482)
Investment in construction in progress	-		(255,018)
Net cash used in investing activities	-		(273,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to third party individual	-		(219,060)
Repayment to related party	(1,330,453)		(791,010)
Repayment of short-term loans	(796,164)		(168,000)
Net cash used in financing activities	(2,126,617)		(1,178,070)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	70,443		53

NET INCREASE (DECREASE) IN CASH	(24,829)		(508)
CASH, BEGINNING OF PERIOD	103,868		12,778
CASH, END OF PERIOD	$79,039		$12,270

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$27,448		$96,744
Cash paid for income tax	$-		$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to current portion of long-term debt	$-		$(1,110,135)
Debt transferred to related party from third parties	$785,568		$-
Acquisition of subsidiary by issuing common stock	$2,830,800		$-
Employment cost settled by issuing common stock	$140,000	$

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Muliang Viagoo Technology, Inc (“Muliang Viagoo”), formerly known as M & A Holding Corporation., Mullan Agritech Inc.and Muliang Agritech Inc. was incorporated under the laws of the State of Nevada on November 5, 2014. Muliang Viagoo’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in agricultural industry are conducted through several indirectly owned subsidiaries in China.

On June 9, 2016, M & A Holding Corporation filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, changing its name from “M & A Holding Corporation,” to “Mullan Agritech, Inc.”

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

On June 26, 2020, Muliang Agritech, Inc. filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of the State of the State of Nevada, changing its name from “Muliang Agritech, Inc.” to “Muliang Viagoo Technology, Inc.”. The Company will trade under the new name upon approval by FINRA.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

On March 21, 2019, Muliang Industry established a subsidiary, namely, Heilongjiang Suistraw Biotechnology Co., Ltd (“Heilongjiang”) in Heilongjian Province,China. Muliang Industry owns 51% shares of Heilongjiang, Mr Lirong Wang owns 39% shares, and a third-party individual owns the other 10% shares. Heilongjiang was established to develop the organic fertilizer business in the northeast of China.

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

On June 19, 2020, Muliang Agritech Inc. entered into a Share Exchange Agreement with Viagoo Pte Ltd. (“Viagoo”) and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo.

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

Pursuant to the SEA, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares shall be US$2,830,800, payable in 1,011,000 shares of the Company’s restricted common stock, valued at $2.80 per share. The Company recognized $673,278 in goodwill as result of this transaction.

Management determined that the results of operations of Viagoo from June 19, 2020 to June 30, 2020 were not material to the Company’s consolidated results of operations, and as a result has excluded them from the Company’s consolidated results of operations and cash flows for the six months end June 30, 2020.

Muliang Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Heilongjiang, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded for these transactions. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $9,101,401 and $9,571,836 as of June 30, 2020 and December 31, 2019, respectively. Our cash balances as of June 30, 2020 and December 31, 2019 were $79,039 and $103,868, respectively. We had current liabilities of $15,827,689 and $14,688,418 at June 30, 2020 and December 31, 2019, which would be due within the next 12 months. In addition, we had a working capital deficit of $6,827,375 and $6,213,140 at June 30, 2020 and December 31, 2019, respectively.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

Principles of Consolidation

Muliang Agritech consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang and 51% controlled Heilongjiang. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 20% interest in Yunnan Muliang and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

The variable interest entities consolidated for which the Company is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The apple orchard includes rental of an apple farm, labor cost, fertilizers, apple seeds, apple seedlings and others. The costs to purchase and cultivate apple trees and the expenditures related to labor and materials to plant apple trees until they become commercially productive are capitalized, which require a two-year period. The estimated production life for apple tree is 10 years, and the costs are depreciated without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees or grafted varieties are fruited are capitalized into inventory and included in Work in Process—apple orchard, a component of inventories.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2020 and 2019.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

Revenue for sale of products is derived from contracts with customers, which primarily include the sale of fertilizer products and environmental protection equipment. The Company’s sales arrangements do not contain variable consideration. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the products has been transferred to the customer. For vast majority of the Company’s product sales, the performance obligations and control of the products transfer to the customer when products are delivered, and customer has accepted the products.

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company currently leased part of the building of the Shanghai new plant to third parties as warehouse. The Company recognizes building leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the six months ended June 30, 2020 and 2019, rental income of $22,294 and $253,878 were recognized as other income.

Cost of Sales

Cost of sales consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for six months ended June 30, 2020 and 2019 were loss of $14,252 and gain of $22,207 respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

Asset and liability accounts at June 30, 2020 and December 31, 2019 were translated at 7.0527 RMB to $1 USD and 6.9499 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the six months ended June 30, 2020 and 2019 were 7.0013 RMB and 6.7464 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	June 30,	December 31,
	2020	2019
Current portion of long-term debt	$5,293,392	$5,373,859
Long-term loan	260,184	1,855,294
Total	$5,553,576	$7,229,153

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

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC-280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in three business segments of which two are geographically located in China, and one in Singapore.

Recent Accounting Pronouncement

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For finance leases, a lessee is required to do the following:

●	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11), which amends ASC 842 so that entities may elect not to recast their comparative periods in transition (the “Comparatives Under 840 Option”). ASU 2018-11 allows entities to change their date of initial application to the beginning of the period of adoption. In doing so, entities would:

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2020	2019

Accounts receivable	$8,665,103	$8,047,929
Less: Allowance for doubtful accounts	(357,080)	(341,667)
Effect of currency translation	(88,313)	-
Total, net	$8,219,710	$7,706,262

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognize bad debt allowance of $15,413 for the six months ended June 30, 2020 and did not recognized bad debt for the six months ended June 30, 2019.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2020	2019

Raw materials	$109,174	$116,907
Finished goods	153,336	145,775
Total, net	$262,510	$262,682

The Company did not recognize loss from inventory impairment for the six months ended June 30, 2020 and 2019.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENT

The prepayment balance of $358,236 as of June 30, 2020 represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2020 and December 31, 2019 consisted of:

	June 30,	December 31,
	2020	2019
Building	$12,530,593	$12,715,941
Operating equipment	2,536,955	2,785,557
Vehicle	80,364	81,552
Office equipment	25,072	20,762
Apple orchard	1,000,845	789,344
Construction in progress	1,684,231	1,709,144
	17,858,060	18,102,300
Less: Accumulated depreciation	(3,477,833)	(3,008,220)
	$14,380,227	$15,094,080

For the six months ended June 30, 2020 and 2019, depreciation expense amounted to $369,980 and $459,131, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,684,231 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2020	2019

Land use rights	$3,527,988	$3,580,172
Non-patented technology	14,179	14,389
Software development cost	19,739	-
Trademark - FleetnexG	9,658	-
	3,571,564	3,594,561
Less: Accumulated amortization	(531,757)	(489,722)
	$3,039,807	$3,104,839

For the six months ended June 30, 2020 and 2019, amortization of intangible assets amounted to $88,584 and $37,481, respectively.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	June 30,	December 31,
	2020	2019
Deferred tax assets, non-current
Deficit carried-forward	19,066	19,348
Deferred tax assets	19,066	19,348
Less: valuation allowance	-	-
Deferred tax assets, non-current	$19,066	$19,348

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 9 – LOANS PAYABLE

Current portion of long-term loans amounted to $4,232,096 representing balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + (Hongkong InterBank Offered Rate (“HIBOR”)). This loan was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

Current portion of long-term loans amounted to $1,061,296 representing balance due to Rushan City Rural Credit Union.

Long-term loans represent amounts due to lenders that are due in more than one year, whose balance was $260,184 and $1,855,294 as of June 30, 2020 and December 31, 2019, respectively. These loans are non-interest bearing, unsecured.

Long-term loan and current portion of long-term loan consisted of the following:

	June 30,	December 31,
	2020	2019
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by September 25, 2019, and extended for another year.	$4,232,096	$4,294,707
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019, and extended for another year.	1,061,296	1,079,152
Long-term loans due to individuals and entities without interest	260,184	1,855,294
	5,553,576	7,229,153
Current portion of long-term loans payable	5,293,392	5,373,859
Total, net	$260,184	$1,855,294

As of June 30, 2020, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$5,293,392
1-2 years	260,184
3 years	-
Total	$5,553,576

The Company recognized interest expenses of $196,775 and $182,515 for the six months ended June 30, 2020 and 2019, respectively.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS EQUITY

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

On June 19, 2020, Muliang Agritech Inc. entered into a Share Exchange Agreement with Viagoo Pte Ltd. (“Viagoo”) and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo.

Pursuant to the Share Exchange Agreement, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares shall be US$2,830,800, payable in 1,011,000 shares of the Company’s restricted common stock, valued at $2.80 per share.

On June 28, 2020, the Company issued 50,000 of restricted common stock as the compensation for Shaw Cheng “David” Chong, the new Chief Financial Officer of the Company.

As of the date of this report, there were 38,402,954 shares of common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS EQUITY (CONTINUED)

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

*Accounts payable to and purchase from Ms. Hui Song and her associated company

For the six months ended June 30, 2020 and 2019, the Company purchased fertilizer of $1,748,418 and $1,797,280 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

As of June 30, 2020 and December 31, 2019, accounts payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. were $1,735,676 and $505,331 respectively.

*Loan from Ms. Hui Song and her associated company

As of June 30, 2020, long-term loan payable balances for Ms. Hui Song were $260,184.

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

	June 30,	December 31,
	2020	2019	Relationship
Mr. Lirong Wang	290,718	861,702	The CEO and Chairman
Ms. Xueying Sheng	82,496	73,474	Controller/Accounting Manager of the Company
Mr. Guohua Lin	80,485	74,149	Senior management / One of the Company’s shareholders
Total	453,699	1,009,325

For the six months ended June 30, 2020, the Company borrowed $2,362,432 from Mr. Lirong Wang, and repaid $2,933,416.

For the six months ended June 30, 2020, the Company borrowed $7,556 from Mr. Guohua Lin, and repaid $1,220.

For the six months ended June 30, 2020, the Company borrowed $30,972 from Ms. Xueying Sheng and repaid $21,950.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2020 and 2019.

	For the six months ended
	June 30,
Customer	2020		2019
	Amount	%	Amount	%
A	1,512,719	37%	1,777,577	27%
B	N/A	N/A	1,125,638	17%
C	N/A	N/A	642,150	10%
D	2,363,061	58%	N/A	N/A

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2020 and 2019.

	For the six months ended
	June 30,
Suppliers	2020		2019
	Amount	%	Amount	%
A	631,104	27%	806,098	19%
B	1,748,418	75%	1,797,281	43%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

	June 30, 2020		December 31, 2019
China	$7,778	10%	$103,868	100%
Singapore	71,261	90%	-	-
Total cash and cash equivalents	$79,039	100%	$103,868	100%

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – INCOME TAXES

United States

Muliang Viagoo is established in the State of Nevada in the United States and is subject to Nevada State and US Federal tax laws. Muliang Viagoo has approximately $102,000 of unused net operating losses (“NOLs”) available for carrying forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the six months ended June 30, 2020 and 2019, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

Singapore

Viagoo is incorporated in Singapore where tax is levied on profits at rate of 17.0%. Singapore uses a territorial tax system. Post-tax profit distributions (i.e. dividends) to shareholders are tax-free. Singapore does not tax on capital gains.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhongliang, Heilongjiang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Six Months Ended
	June 30,	June 30,
	2020	2019
US Statutory income tax rate	21%	21%
Lower rates in PRC, net	-	-
Valuation allowance	(21)%	(21)%
Total	-	-

The provision for income taxes consists of the following:

	For the Six Months Ended June 30,
	2020	2019
Current	$15,599	$247,483
Deferred	-	-
Total	$15,599	$247,483

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of June 30, 2020 and December 31, 2019.

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Fertilizer sales	$3,972,391	$5,903,721	$2,261,100	$3,241,874
Agricultural products (food) sales	80,740	564,403	88,454	559,701
Total	$4,053,131	$6,468,124	$2,349,554	$3,801,575

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to June 30, 2020 but prior to August 19, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 98% and 91% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the six months ended June 30, 2020 and 2019. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

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

Impact of COVID-19

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $9,101,401 and $9,571,836 as of June 30, 2020 and December 31, 2019, respectively. Our cash balances as of June 30, 2020 and December 31, 2019 were $79,039 and $103,868, respectively. We had current liability of $15,827,689 at June 30, 2020 which would be due within the next 12 months. In addition, we had a working capital deficit of $6,827,375 and $6,213,140 at June 30, 2020 and December 31, 2019, respectively.

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

Principles of Consolidation

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 51% controlled Heilongjiang, and 80% controlled Yunnan Muliang. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 49% interest in Heilongjiang, and 20% interest in Yunnan Muliang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the six months ended June 30, 2020 and 2019, rental income of $22,294 and $253,878 were recognized as other income.

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

New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For finance leases, a lessee is required to do the following:

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

In July 2018, the FASB issued Accounting Standards Update No. 2018-11 (ASU 2018-11), which amends ASC 842 so that entities may elect not to recast their comparative periods in transition (the “Comparatives Under 840 Option”). ASU 2018-11 allows entities to change their date of initial application to the beginning of the period of adoption. In doing so, entities would:

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 98% of our total revenue for the six months ended June 30, 2020.

As a result of the COVID-19 outbreak in December 2019 and continuing in the first two quarters of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in the first two quarters of 2020. Evidently, our operating scale shrank significantly over the previous years.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,972,391	5,903,721	(1,931,330)	-32.71%
Revenues-agricultural products	80,740	564,403	(483,663)	-85.69%
Subtotal of revenue	4,053,131	6,468,124	(2,414,993)	-37.34%
Cost-fertilizer	2,261,100	3,241,874	(980,774)	-30.25%
Cost-agricultural products	88,454	559,701	(471,247)	-84.20%
Subtotal of cost	2,349,554	3,801,575	(1,452,021)	-38.20%
Gross profit	1,703,577	2,666,549	(962,972)	-36.11%
Gross margin	42.03%	41.23%
Operating expenses:
General and administrative expenses	909,383	607,922	301,461	49.59%
Selling expenses	110,009	321,753	(211,744)	-65.81%
Total operating expenses	1,019,392	929,675	89,717	9.65%
Income(loss) from operations	684,185	1,736,874	(1,052,689)	-60.61%
Other income (expense):
Interest expense	(196,775)	(182,515)	(14,260)	7.81%
Subsidy income	-	146,353	(146,353)	-100.00%
Rent net income	3,386	168,377	(164,991)	-97.99%
Other income (expense), net	(4,111)	(768)	(3,343)	435.29%
Total other income (expense)	(197,500)	131,447	(328,947)	-250.25%
Income before income taxes	486,685	1,868,321	(1,381,636)	-73.95%
Income taxes	15,599	247,483	(231,884)	-93.70%
Net income (loss)	471,086	1,620,838	(1,149,752)	-70.94%

Revenue

Total revenue for fertilizer decreased from $5,903,721 for the six months ended June 30, 2019 to $3,972,391 for the six months ended June 30, 2020, which represented a decrease of $1,931,330, or approximately 32.71%. The decrease in revenue was mainly due to the impact of COVID-19. Some large customers suspended to purchase our fertilizer products during the anti-epidemic period. Such as Huizhou Sijilv Agricultural Products Co., Ltd., Guangzhou Nonggengshen Planting Cooperative, and Guangzhou Zhichangwang Planting Cooperative. etc. Usually the second half year is the peak sale season for fertilizer products and the economy is recovering from the epidemic. We expect to increase our sales significantly in the rest quarters of the year.

Revenue from agricultural products decreased from $564,403 for the six months ended June 30, 2019 to $80,740 for the six months ended June 30, 2020, which represented a decrease of $483,663, or approximately 85.69%.

Cost of sales

Cost of sales for fertilizer decreased from $3,241,874 for the six months ended June 30, 2019 to $2,261,100 for the six months ended June 30, 2020, which represented a decrease of approximately $980,774, or 30.25%. The decrease in cost of revenue was in line with the decrease in revenue.

Cost of sales for agricultural products decreased significantly from $559,701 for the six months ended June 30, 2019 to $88,454 for the six months ended June 30, 2020, which represented a decrease of approximately $471,247, or 84.20%.

Gross Profit (loss)

The gross profit for organic fertilizer decreased from $2,661,847 for the six months ended June 30, 2019 to gross profit of $1,711,291 for the six months ended June 30, 2020. The gross margin for fertilizer decreased from 45.09% for the six months ended June 30, 2019 to 43.08% for the six months ended June 30, 2020. The lower gross margin for the six months ended June 30, 2020 was due to the negative impact on sales as a result from COVID-19 during the first half of 2020.

The agriculture food products sales maintained a negative gross margin due to a decline in sales.

Expenses

We only incurred $110,009 in selling expenses for the six months ended June 30, 2020, compared to $321,753 for the six months ended June 30, 2019. We incurred $909,383 in general and administrative expenses for the six months ended June 30, 2020, compared to $607,922 for the six months ended June 30, 2019. Total selling, general and administrative expenses increased by $89,717, or 9.65% for the six months ended June 30, 2020 as compared to the same period in 2019. Our selling expenses decreased by $211,744 and our general and administrative expenses increased by $301,461. The significant decrease in our selling expenses was mainly due to the decrease in entertainment expense, travelling expense, etc., for selling department. As we could not carry out marketing activities during the outbreak of COVID-19. The increase in general and administrative expenses was due to the fact that we were recovering from COVID-19 and more daily expenses incurred for the second quarter of 2020.

Interest income (expense)

We incurred $196,775 in interest expense during the six months ended June 30, 2020, compared with interest expense of $182,515 for the six months ended June 30, 2019.

Net Income (loss)

Our net income was $471,086 for the six months ended June 30, 2020, compared with net income of $1,620,838 for the six months ended June 30, 2019, representing a decrease of $1,149,752.

The significant decrease of $1,149,752 in net income was mainly due to the decrease of 962,972 in gross profit, the decrease of $164,991 in rental net income, and the increase of $89,717 in operating expense, all of which are the result of impact of COVID-19.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,214,184	3,987,748	(773,564)	-19.40%
Revenues-agricultural products	-	255,008	(255,008)	-100.00%
Subtotal of revenue	3,214,184	4,242,756	(1,028,572)	-24.24%
Cost-fertilizer	1,815,710	2,216,937	(401,227)	-18.10%
Cost-agricultural products	-	245,762	(245,762)	-100.00%
Subtotal of cost	1,815,710	2,462,699	(646,989)	-26.27%
Gross profit	1,398,474	1,780,057	(381,583)	-21.44%
Gross margin	43.51%	41.96%
Operating expenses:
General and administrative expenses	452,337	266,366	185,971	69.82%
Selling expenses	102,562	144,753	(42,191)	-29.15%
Total operating expenses	554,899	411,119	143,780	34.97%
Income(loss) from operations	843,575	1,368,938	(525,363)	-38.38%
Other income (expense):
Interest expense	(98,152)	(87,919)	(10,233)	11.64%
Rent net income	769	45,417	(44,648)	-98.31%
Other income (expense), net	(2,778)	(1,562)	(1,216)	77.85%
Total other income (expense)	(100,161)	(44,064)	(56,097)	127.31%
Income before income taxes	743,414	1,324,874	(581,460)	-43.89%
Income taxes	15,599	149,623	(134,024)	N/A
Net income (loss)	727,815	1,175,251	(447,436)	-38.07%

Revenue

Total revenue for fertilizer decreased from $3,987,748 for the three months ended June 30, 2019 to $3,214,184 for the three months ended June 30, 2020, which represented a decrease of $773,564, or approximately 19.40%. The decrease in revenue was mainly due to the impact of COVID-19. Some large customers suspended purchasing our fertilizer products during the anti epidemic period. Such as Huizhou Sijilv Agricultural Products Co., Ltd., Guangzhou Nonggengshen Planting Cooperative, and Guangzhou Zhichangwang Planting Cooperative. etc. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the epidemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

There is no revenue from agricultural products sales for the second quarter of 2020.

Cost of sales

Cost of sales for fertilizer decreased from $2,216,937 for the three months ended June 30, 2019 to $1,815,710 for the three months ended June 30, 2020, which represented a decrease of approximately $401,227, or 18.10%. The decrease in cost of revenue for fertilizer was in line with the decrease in revenue.

There is no revenue and cost of sales for agricultural products sales for the three months ended June 30, 2020.

Gross Profit (loss)

The gross profit for organic fertilizer decreased from $1,770,811 for the three months ended June 30, 2019 to gross profit of $1,398,474 for the three months ended June 30, 2020. The gross margin on fertilizer decreased from 44.41% for the three months ended June 30, 2019 to 43.51% for the three months ended June 30, 2020. The lower gross margin for the three months ended June 30, 2020 was due to the tail end of the negative effect on sales of COVID-19 epidemic.

Expenses

We only incurred $102,562 in selling expenses for the three months ended June 30, 2020, compared to $144,753 for the three months ended June 30, 2019. We incurred $452,337 in general and administrative expenses for the three months ended June 30, 2020, compared to $266,366 for the three months ended June 30, 2019. Total selling, general and administrative expenses increased by $143,780, or 34.97% for the three months ended June 30, 2020 as compared to the same period in 2019. Our selling expenses decreased by $42,191 and our general and administrative expenses increased by $185,971. The significant decrease in our selling expenses was mainly due to the decrease in entertainment expense, travelling expense, etc., for selling department. As we could not carry out marketing activities during the outbreak of COVID-19. The increase in general and administrative expenses was due to the fact that we were recovering from COVID-19 and more daily expenses incurred for the second quarter of 2020.

Interest income (expense)

We incurred $98,152 in interest expense during the three months ended June 30, 2020, compared with interest expense of $87,919 for the three months ended June 30, 2019.

Net Income (loss)

Our net income was $727,815 for the three months ended June 30, 2020, compared with net income of $1,175,251 for the three months ended June 30, 2019, representing a decrease of $447,436.

The significant decrease of $447,436 in net income was mainly due to the decrease of 381,583 in gross profit, the decrease of $44,648 in rental net income, and the increase of $143,780 in operating expense, all of which are the result of impact of COVID-19.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2020 and December 31, 2019 our working capital deficit was $6,827,375 and $6,213,140, respectively.

We have financed our operations over the six months ended June 30, 2020 and 2019 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in) operating activities	$2,031,345	$1,451,009
Net cash provided by (used in) investing activities	-	(273,500)
Net cash used in financing activities	(2,126,617)	(1,178,070)
Exchange rate effect on cash	70,443	53
Net cash inflow (outflow)	$(24,829)	$(508)

Cash Used in Operating Activities

Net cash provided by operating activities was $2,031,345 for the six months ended June 30, 2020. The net cash inflow consisted primarily of net income of $471,086, depreciation and amortization of $458,564, an increase of $1,294,099 in account payable and accrued payables, an increase of $150,058 in other payable, a decrease of $91,029 in prepayment, which were offset by an increase of $438,441 in account receivable, an increase of $34,109 in other receivable.

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

Cash used in Investing Activities

There is no cash flow in investing activities for the six months ended June 30, 2020.

Net cash used in investing activities was $273,500 for the six months ended June 30, 2019. The activities consisted of purchase of biological assets of $18,482, and investment in construction in progress of $255,018.

Cash Used in Financing Activities

Net cash used in financing activities was $2,126,617 for the six months ended June 30, 2020. During the period, cash used in financing activities consisted of the repayment to related parties of $1,330,453, and repayment of short-term loan of $796,164.

Net cash used in financing activities was $1,178,070 for the six months ended June 30, 2019. During the period, cash used in financing activities consisted of the repayment to related parties of $791,010, repayment of short-term loan of $168,000, and repayment to third party individual of $219,060.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2020
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$5,553,576	$5,293,392	$260,184	$-	$-
Others	-	-	-	-	-
	$5,553,576	$5,293,392	$260,184	$-	$-

Commitments for Capital Expenditure

There is no commitment for capital expenditure as of June 30, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 30, 2020, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except for matters set forth below, there are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

As of June 30, 2020, there were currently two civil proceedings, including: (1) default over a loan agreement between Shanghai Zongbao and Agricultural Bank of China Jinshan Subbranch, the judgment for which has become effective since January 14th, 2019; and (2) default over a construction contract between Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd., as to which both parties reached a mediation agreement through the mediation procedure held by the court. The cause for both cases is that the established project of organic fertilizer production could not be continued due to the change of business focus of the industrial park in which the company is located to food, machinery and new energy industries. This caused defaults with both aforementioned parties. The relevant land and production building were mortgaged under to Agricultural Bank of China, and Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd ., with the understanding that the value of the assets will be sufficient to cover the debts under these two cases. The manufacturing base for the project of Shanghai Zongbao has been relocated and therefore any potential sale of the land use rights and building facility will have no material adverse impact on our operations.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2020 that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund instalment, or any other material default, with respect to any indebtedness of the Company.

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

Date: August 19, 2020	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)