Form 10-Q
period 2020-09-30
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2020-11-16
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2020, the registrant had 38,402,954 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2020

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31 2019

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$92,073	$103,868
Accounts receivable, net	10,961,550	7,706,262
Inventories	185,579	262,682
Prepayments	2,510,264	354,813
Other receivables, net	52,037	47,653
Total Current Assets	13,801,503	8,475,278

Property, plant and equipment, net	14,776,893	15,094,080
Intangible assets, net	3,142,729	3,104,839
Goodwill	685,080	-
Other assets and deposits	20,180	40,021
Deferred tax asset	1,082	19,348
Total Assets	$32,427,467	$26,733,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$34,379	$-
Current portion of long-term debt	4,403,486	5,373,859
Accounts payable and accrued payables	10,305,568	5,162,993
Advances from customers	300,977	250,158
Income tax payable	509,847	497,251
Other payables	2,829,560	2,394,832
Due to related party	562,005	1,009,325
Total Current Liabilities	18,945,822	14,688,418

Long-term loans	1,372,783	1,855,294
Deferred tax liabilities	584	-
Total Liabilities	20,319,189	16,543,712

Stockholders’ Equity:
Series A Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,402,954 and 37,341,954 shares issued and outstanding as of September 30, 2020 and December 31, 2019.	3,840	3,734
Additional paid in capital	19,933,803	19,398,854
Accumulated deficit	(8,475,253)	(9,571,836)
Accumulated other comprehensive income (loss)	515,445	233,288
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology Inc. and Subsidiaries	11,979,735	10,065,940
Non-controlling interest	128,543	123,914
Total Stockholders’ Equity (Deficit)	12,108,278	10,189,854
Total Liabilities and Stockholders’ Equity	$32,427,467	$26,733,566

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,148,722	$3,209,235	$7,201,853	$9,677,359
Cost of goods sold	1,726,995	1,908,120	4,076,549	5,709,695
Gross profit (loss)	1,421,727	1,301,115	3,125,304	3,967,664

Operating expenses:
General and administrative expenses	487,486	247,821	1,396,869	855,743
Selling expenses	156,063	155,803	266,072	477,556
Total operating expenses	643,549	403,624	1,662,941	1,333,299

Income (Loss) from operations	778,178	897,491	1,462,363	2,634,365

Other income (expense):
Interest expense	(147,404)	(88,029)	(344,179)	(270,544)
Subsidy income	-	(2,092)	-	144,261
Rental income, net	2,923	(2,407)	6,309	165,970
Other income (expense), net	15,849	(111,220)	11,738	(111,988)
Total other income (expense)	(128,632)	(203,748)	(326,132)	(72,301)

Income (Loss) before income taxes	649,546	693,743	1,136,231	2,562,064

Income taxes	18,834	48,299	34,433	295,782

Net income	630,712	645,444	1,101,798	2,266,282

Net income attributable to non-controlling interest	4,564	1,449	5,215	8,869

Net income attributable to Muliang Viagoo Technology Inc. common stockholders	626,148	643,995	1,096,583	2,257,413

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	267,319	(421,870)	281,571	(399,663)

Total Comprehensive income	898,031	223,574	1,383,369	1,866,619
Total comprehensive income (loss) attributable to non-controlling interests	4,564	187	4,629	9,716
Total comprehensive income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	$893,467	$223,387	$1,378,740	$1,856,903

Earnings per common share
Basic and diluted	0.02	0.01	0.03	0.04

Weighted average common shares outstanding
Basic	38,402,954	56,341,718	38,402,954	56,341,718
Diluted	38,402,954	56,341,718	38,402,954	56,341,718

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Series A Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount		Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

For nine months ended September 30, 2019

Balance, December 31, 2018		$		56,341,718	$5,634	19,398,854	(11,773,401)	344,187	120,537	8,095,811
Net income							2,257,413		8,869	2,266,282
Foreign currency translation adjustment								(400,510)	847	(399,663)
Balance, September 30, 2019	-		$-	56,341,718	$5,634	19,398,854	(9,515,988)	(56,323)	130,253	9,962,430

For nine months ended September 30, 2020

Balance, December 31, 2019	19,000,000		$1,900	37,341,954	$3,734	19,398,854	(9,571,836)	233,288	123,914	10,189,854
Issuance of common stock				1,061,000	106	534,949				535,055
Net income							1,096,583		5,215	1,101,798
Foreign currency translation adjustment								282,157	(586)	281,571
Balance, September 30, 2020	19,000,000		1,900	38,402,954	3,840	19,933,803	(8,475,253)	515,445	128,543	12,108,278

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	For Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,101,798	$2,266,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	711,530	730,843
Deferred tax assets	18,522	-
Changes in assets and liabilities:
Accounts receivable	(2,918,741)	(2,178,426)
Inventories	82,709	(156,118)
Prepayment	(2,017,922)	186,492
Other receivables	(3,137)	(248,334)
Accounts payable and accrued payables	4,678,264	451,139
Advances from customers	43,926	50,419
Income tax payable	-	291,695
Other payables	324,745	109,490
Net cash provided by operating activities	2,021,694	1,503,482

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of intangible assets	33,081	-
Purchase of biological assets	-	(18,218)
Investment in construction in progress	(75,660)	(271,565)
Net cash used in investing activities	(42,579)	(289,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from(Repayment to) third party individual	-	(151,029)
Repayment to related party	(1,266,476)	(891,759)
Repayment of short-term loans	(814,263)	(165,599)
Net cash used in financing activities	(2,080,739)	(1,148,859)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	89,829	(71,316)

NET INCREASE (DECREASE) IN CASH	(11,795)	(6,476)
CASH, BEGINNING OF PERIOD	103,868	12,778
CASH, END OF PERIOD	$92,073	$6,302

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$61,473	$133,501
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term loan transfer to current portion of long-term debt	$-	$(1,094,267)
Debt transferred to related party from third parties	801,270	-
Acquisition of subsidiary by issuing common stock	$2,830,800	$-
Employment cost settled by issuing common stock	140,000

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Muliang Viagoo Technology, Inc (“Muliang Viagoo”), formerly known as M & A Holding Corporation., Mullan Agritech Inc. and Muliang Agritech Inc. was incorporated under the laws of the State of Nevada on November 5, 2014. Muliang Viagoo’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in agricultural industry are conducted through several indirectly owned subsidiaries in China.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $8,475,253 and $9,571,836 as of September 30, 2020 and December 31, 2019, respectively. Our cash balances as of September 30, 2020 and December 31, 2019 were $92,073 and $103,868, respectively. We had current liabilities of $18,940,757 and $14,688,418 at September 30, 2020 and December 31, 2019, which would be due within the next 12 months. In addition, we had a working capital deficit of $5,144,319 and $6,213,140 at September 30, 2020 and December 31, 2019, respectively.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

In August, 2020, the land use right and building of this factory was listed on the Taobao’s online auction platform for sale by the Shanghai Jinshan People’s Court. The sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with ABC for the settlement of the remaining balance of RMB 29,900,000 (approximately $4.3 million). We plan to repay ABC and amount owed to the contractor (RMB 24,800,000) with the sales proceeds and expect to receive the remaining RMB19,815,000. We expect the sale to close on December 2020. We plan to use the remaining sales proceeds for general working capital needs.

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

Principles of Consolidation

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang and 51% controlled Heilongjiang. The 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 20% interest in Yunnan Muliang and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the nine months ended September 30, 2020 and 2019, rental income of $33,890 and $181,478 were recognized as other income.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for nine months ended September 30, 2020 and 2019 were gain of $281,571 and loss of $399,663 respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

Asset and liability accounts at September 30, 2020 and December 31, 2019 were translated at 6.7782 RMB to $1 USD and 6.9499 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the nine months ended September 30, 2020 and 2019 were 6.8641 RMB and 6.8539 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019.

Fair Value of Financial Instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	September 30,	December 31,
	2020	2019
Short-term loans	$34,379	$-
Current portion of long-term debt	4,403,486	5,373,859
Long-term loan	1,372,783	1,855,294
Total	$5,810,648	$7,229,153

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts receivable	$11,457,105	$8,047,929
Less: Allowance for doubtful accounts	(495,555)	(341,667)
Total, net	$10,961,550	$7,706,262

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognize bad debt allowance of $153,888 for the nine months ended September 30, 2020 and did not recognized bad debt for the nine months ended September 30, 2019.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$91,034	$116,907
Finished goods	94,545	145,775
Total, net	$185,579	$262,682

The Company did not recognize loss from inventory impairment for the nine months ended September 30, 2020 and 2019.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENTS

As of September 30, 2020 and December 31, 2019, the Company had outstanding prepayments balances of $2,510,264 and $354,813 to suppliers for the purchase of raw materials to be delivered withing one operating period from those respective reporting dates.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2020 and December 31, 2019 consisted of:

	September 30,	December 31,
	2020	2019
Building	$13,028,291	$12,715,941
Operating equipment	2,648,602	2,785,557
Vehicle	83,618	81,552
Office equipment	25,966	20,762
Apple Orchard	1,041,377	789,344
Construction in progress	1,829,057	1,709,144
	18,656,911	18,102,300
Less: Accumulated depreciation	(3,880,018)	(3,008,220
	$14,776,893	$15,094,080

For the nine months ended September 30, 2020 and 2019, depreciation expense amounted to $696,200 and $636,027, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,684,231 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2020	2019
Land use rights	$3,670,863	$3,580,172
Non-patented technology	14,753	14,389
Software development cost	20,085	-
Trademark - FleetnexG	9,828	-
	3,715,529	3,594,561
Less: Accumulated amortization	(572,800)	(489,722)
	$3,142,729	$3,104,839

For the nine months ended September 30, 2020 and 2019, amortization of intangible assets amounted to $83,078 and $94,816, respectively.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	September 30,	December 31,
	2020	2019
Deferred tax assets, non-current
Deficit carried-forward	1,082	19,348
Deferred tax assets	1,082	19,348
Less: valuation allowance	-	-
Deferred tax assets, non-current	$1,082	$19,348

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 9 – LOANS PAYABLE

Current portion of long-term loans amounted to $4,403,486 representing balance due to Agricultural Bank of China, with an annual interest rate of 5.70% + (Hongkong InterBank Offered Rate (“HIBOR”)). This loan was collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

Current portion of long-term loans amounted to $1,104,275 representing balance due to Rushan City Rural Credit Union.

Long-term loans represent amounts due to lenders that are due in more than one year, whose balance was $1,372,783 and $1,855,294 as of September 30, 2020 and December 31, 2019, respectively. These loans are non-interest bearing, unsecured.

Long-term loan and current portion of long-term loan consisted of the following:

	September 30,	December 31,
	2020	2019
Loan payable to Agricultural Bank of China, annual interest rate of 5.70% + HIBOR, due by September 25, 2019, and extended for another year.	$4,403,486	$4,294,707
Loan payable to Rushan City Rural Credit Union, annual interest 8.3125%, due by July 25, 2019, and extended for another two year.	1,104,275	1,079,152
Long-term loans due to individuals and entities without interest	268,508	1,855,294
	5,776,269	7,229,153
Current portion of long-term loans payable	4,403,486	5,373,859
Total, net	$1,372,783	$1,855,294

As of September 30, 2020, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$4,403,486
1-2 years	1,372,783
3 years	-
Total	$5,776,269

The Company recognized interest expenses of $344,179 and $270,544 for the nine months ended September 30, 2020 and 2019, respectively.

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

On June 19, 2020, Muliang Viagoo Technology Inc. entered into a Share Exchange Agreement with Viagoo Pte Ltd. (“Viagoo”) and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo.

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

*Accounts payable to and purchase from Ms. Hui Song and her associated company

For the nine months ended September 30, 2020 and 2019, the Company purchased fertilizer of $2,631,780 and $3,077,700 from Jilin Jiliang Zongbao Biological Technology Co., Ltd., respectively.

As of September 30, 2020 and December 31, 2019, accounts payable to Jilin Jiliang Zongbao Biological Technology Co., Ltd. were $2,665,132 and $505,331 respectively.

*Loan from Ms. Hui Song

As of September 30, 2020, long-term loan payable balances for Ms. Hui Song were $268,508.

*Due to related party

Outstanding balance due to Mr. Lirong Wang, Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	September 30,	December 31,
	2020	2019	Relationship
Mr. Lirong Wang	$450,726	$861,702	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	89,358	73,474	Controller/Accounting Manager of the Company
Mr. Guohua Lin	21,921	74,149	Senior management / One of the Company’s shareholders
Total	$556,940	$1,009,325

For the nine months ended September 30, 2020, the Company borrowed $2,612,499 from Mr. Lirong Wang, and repaid $3,028,540.

For the nine months ended September 30, 2020, the Company borrowed $36,567 from Mr. Guohua Lin, and repaid $88,795.

For the nine months ended September 30, 2020, the Company borrowed $38,680 from Ms. Xueying Sheng and repaid $22,796.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2020 and 2019.

	For the nine months ended
	September 30,
	2020		2019
Customer	Amount	%	Amount	%
A	2,597,402	36%	2,581,602	27%
B	N/A	N/A	2,164,700	22%
C	3,011,449	42%	N/A	N/A

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2020 and 2019.

	For the nine months ended
	September 30,
	2020		2019
Suppliers	Amount	%	Amount	%
A	1,035,654	24%	1,072,611	20%
B	2,631,780	61%	3,077,700	58%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At September 30, 2020 and December 31, 2019, the Company’s cash balances by geographic area were as follows:

	September 30, 2020		December 31, 2019
China	$41,734	45%	$103,868	100%
Singapore	50,339	55%	-	-
Total cash and cash equivalents	$92,073	100%	$103,868	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the nine months ended September 30, 2020 and 2019, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

The reconciliation of effective income tax rate as follows:

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
US Statutory income tax rate	21%	21%
Valuation allowance	(21)%	(21)%
Total	-	-

The provision for income taxes consists of the following:

	For the Nine Months Ended September 30,
	2020	2019
Current	$34,433	$295,782
Deferred	-	-
Total	$34,433	$295,782

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2020 and December 31, 2019.

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Fertilizer sales	$6,735,189	$9,047,298	$3,829,659	$5,058,254
Logistic	251,797	-	90,785	-
Agricultural products (food) sales	214,867	630,061	156,105	651,441
Total	$7,201,853	$9,677,359	$4,076,549	$5,709,695

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to September 30, 2020 but prior to November 16, 2020, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

As our factory area in Jinshan District, Shanghai City is too close to the urban area to produce straw organic fertilizer, some factory buildings, office buildings and spare land in Jinshan District, Shanghai City, have been leased to third parties. We expect to sell our industrial land and office space in Shanghai through an administratively organized private sale by the end of the fiscal year ended December 31, 2020. Through the sale, we expect to clear all liens and legal claims attached to our subsidiary Zongbao and improve our cash position.

Currently, we have two civil proceedings, including: (1) default over a loan agreement between Shanghai Zongbao and Agricultural Bank of China Jinshan Sub-branch, the judgment for which has become effective since January 14th, 2019; and (2) default over a construction contract between Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd., as to which both parties reached a mediation agreement through the mediation procedure held by the court. The cause for both cases is that the established project of organic fertilizer production could not be continued due to the change of business focus of the industrial park in which the company is located to food, machinery and new energy industries. This caused defaults with both aforementioned parties. The relevant land and production building were mortgaged under to Agricultural Bank of China, and Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd .., with the understanding that the value of the assets will be sufficient to cover the debts under these two cases. We expect the outstanding defaults will be satisfied by a disposition of the mortgaged asset. Both the Agriculture Bank of China (“ABC”) and Shanghai Zongbao agreed to allow Shanghai Jinshan People’s Court to list the asset on Taobao’s online auction platform for sale. On August 5, 2020, the sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with ABC for the settlement of the remaining balance of RMB 29,900,000 (approximately $4.3 million). We plan to repay ABC and amount owed to the contractor (RMB 24,800,000) with the sales proceeds and expect to receive the remaining RMB19,815,000. We expect the sale to close on December 2020. We plan to use the remaining sales proceeds for general working capital needs. The manufacturing base for the project of Shanghai Zongbao has already been relocated and therefore the sale of the land use rights and building facility will have no material adverse impact on our operations.

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

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the nine months ended September 30, 2020 and 2019. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products, business commencing the third quarter of 2021. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2021.

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

In August, 2020, the land use right and building of this factory was listed on the Taobao’s online auction platform for sale by the Shanghai Jinshan People’s Court. The sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with ABC for the settlement of the remaining balance of RMB 29,900,000 (approximately $4.3 million). We plan to repay ABC and amount owed to the contractor (RMB 24,800,000) with the sales proceeds and expect to receive the remaining RMB19,815,000. We expect the sale to close on December 2020. We plan to use the remaining sales proceeds for general working capital needs. The manufacturing base for the project of Shanghai Zongbao has already been relocated and therefore the sale of the land use rights and building facility will have no material adverse impact on our operations.

Viagoo Solutions

Viagoo logistic platform aims to provide the solution for shippers to easily optimise the logistics resources by either listing their assets in the platform for other shippers to book or request the logistic services via the platform. The flexible sharing model ensures shippers and carriers to be able to get the best deals so as to reduce the cost by maximising utilisation of the unused resources.

Viagoo platform provides full online tracking, route optimization and capacity planning options to help the carriers to efficiently manage their operation. Using Internet of Things (IOT), GPS, mobile integration, document and data integration services, Viagoo platform is able to empower shippers and carriers with up to date digital platform to support their digital transformation. With ready Application Programming Interface (API) to various eCommerce platforms, shippers and carriers are able to plan for the digital strategy and grow their business.

Viagoo platform is built on a secured cloud environment that has been tested and approved by some key corporate users in healthcare as well as logistics sectors. With advanced technology in plan, Viagoo is seeking investments to expand the digital capability particularly in the area of Artificial Intelligence, machine learning, blockchain in transaction handling, data analytics in resource distribution and cold chain management. Also, using document automation and data integration technologies, Viagoo platform will offer value added services such as insurance on the go, vehicle lease financing, link up to rest stop, fuel, vehicle workshop services.

Viagoo Business Model

Viagoo business model has 3 main revenue streams.

Viagoo Transport Marketplace (VTM) – This is the transaction platform for shippers and carriers to list and accept delivery jobs. The platform provides sharing functions where a group of shippers can share the transport fleet to some common places (e.g. shopping malls in the city). This service will reduce the waiting time and fuels and resulting in huge cost savings.

●	VTM provides single job and bulk orders or API connection for job posting. The fees are pre-calculated based on distance, areas, volume matric weight, type of goods, delivery options and time.

●	Task tracking – Shippers can track the delivery status if the option for tracking is required.

●	eWallet option – eWallet will be used for the service purpose and payment will be deducted from the eWallet stored value.

●	Reports – Delivery reports are available for shippers to track the performance and status of the delivery operation.

VTM is charged to carriers based on certain percentage of the freight charges. Other add-on services like online insurance, rest stop services will be a percentage charged to the service providers.

Viagoo Enterprise Services (VES) - is a cloud base service that provides the operation management to support the Transport and Logistics team. With the use of the various modules, carrier’s transport management is able to greatly optimised the resources and achieve higher efficiency.

●	Automatic Scheduling – Delivery / Invoice data will be pushed to the VES for automatic schedule to the driver via VES mobile app. The criteria of automatic scheduling are based on location, time preference, route zoning. These criteria can be configured and fine-tuned as the business progresses.

●	Route Optimisation – The system is able to automatic calculate the best routes based on various delivery points and constraints such as “time window”. With the route optimisation, the transport planner is able to handle new delivery addresses dynamically. Also if there is a change of delivery plan due to various unforeseen circumstances such as vehicle breakdown, customer last minute cancellation, the system is able to re-optimise quickly by pushing a button.

●	VES Driver app - Task tracking – Once the tasks are started, it will be tracked till the jobs are completed. If e-sign is accepted, customers can sign and acknowledge the acceptance of goods using VES mobile sign feature built in the app or by photo taken of the signed invoices or deliver orders (usually the last page of the document).

●	Customer Notification – Customers will be notified via email upon the completion of the delivery. A copy of the invoice / delivery order along with the signed copies will be sent to customers (customer email list to be maintained in the system) via email.

●	Reports – Delivery reports are available for operation manager to track the performance and status of the delivery operation.

●	VES Temperature Sensor Tracking Services – This is an additional module for real-time tracking of temperature control (via GPS temperature tracking device installed in the truck) trucks for the purpose of preventing food waste and ensure food safety.

VES is charged based on monthly subscription by vehicles and by users. It is integrated with VTM and jobs received via VTM can be assigned and tracked automatically by VES.

Enterprise Systems – This is a project based system integration. The Enterprise system is charged based on project price and annual maintenance service fees. As Viagoo smart logistics platform gains acceptance in local market, there are business opportunities for us to custom build enterprise solution in healthcare as well as logistic sectors. For example, Parkway Pantai Singapore is using us to custom build the online logistic job assignment and tracking of lab sample collection / delivery between clinics / hospitals and lab. This is to facilitate efficient deployment of the delivery resources and to ensure compliance are achieved in a tightly controlled fashion.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $8,475,253 and $9,571,836 as of September 30, 2020 and December 31, 2019, respectively. Our cash balances as of September 30, 2020 and December 31, 2019 were $92,073 and $103,868, respectively. We had current liability of $18,940,757 at September 30, 2020 which would be due within the next 12 months. In addition, we had a working capital deficit of $5,144,319 and $6,213,140 at September 30, 2020 and December 31, 2019, respectively.

The company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

In August, 2020, the land use right and building of this factory was listed on the Taobao’s online auction platform for sale by the Shanghai Jinshan People’s Court. The sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with ABC for the settlement of the remaining balance of RMB 29,900,000 (approximately $4.3 million). We plan to repay ABC and amount owed to the contractor (RMB 24,800,000) with the sales proceeds and expect to receive the remaining RMB19,815,000. We expect the sale to close on December 2020. We plan to use the remaining sales proceeds for general working capital needs.

With the disposal of the land and building, cash position will improve and the going concern may not be an issue in the near future.

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

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the nine months ended September 30, 2020 and 2019, rental income of $33,890 and $181,478 were recognized as other income.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 98% of our total revenue for the nine months ended September 30, 2020.

As a result of the COVID-19 outbreak in December 2019 and continuing in the first three quarters of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in the first three quarters of 2020. Evidently, our operating scale shrank significantly over the previous years.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Fluctuation
	$	$	$	%
Revenues-fertilizer	6,986,986	9,047,298	(2,060,312)	-22.77%
Revenues-agricultural products	214,867	630,061	(415,194)	-65.90%
Subtotal of revenue	7,201,853	9,677,359	(2,475,506)	-25.58%
Cost-fertilizer	3,920,444	5,058,254	(1,137,810)	-22.49%
Cost-agricultural products	156,105	651,441	(495,336)	-76.04%
Subtotal of cost	4,076,549	5,709,695	(1,633,146)	-28.60%
Gross profit	3,125,304	3,967,664	(842,360)	-21.23%
Gross margin	43.40%	41.00%

Operating expenses:
General and administrative expenses	1,396,869	855,743	541,126	63.23%
Selling expenses	266,072	477,556	(211,484)	-44.28%
Total operating expenses	1,662,941	1,333,299	329,642	24.72%
Income from operations	1,462,363	2,634,365	(1,172,002)	-44.49%

Other income (expense):
Interest expense	(344,179)	(270,544)	(73,635)	27.22%
Subsidy income	-	144,261	(144,261)	-100.00%
Rent net income	6,309	55,059	(48,750)	-88.54%
Other income (expense), net	11,738	(1,077)	12,815	-1189.88%
Total other income (expense)	(326,132)	(72,301)	(253,831)	351.08%
Income before income taxes	1,136,231	2,562,064	(1,425,833)	-55.65%
Income taxes	34,433	295,782	(261,349)	-88.36%
Net income	1,101,798	2,266,282	(1,164,484)	-51.38%

Revenue

Total revenue for fertilizer decreased from $9,047,298 for the nine months ended September 30, 2019 to $6,986,986 for the nine months ended September 30, 2020, which represented a decrease of $2,060,312, or approximately 22.77%. The decrease in revenue was mainly due to the impact of COVID-19. Some large customers suspended to purchase our fertilizer products during the anti-epidemic period. Such as Huizhou Sijilv Agricultural Products Co., Ltd., Guangzhou Nonggengshen Planting Cooperative, and Guangzhou Zhichangwang Planting Cooperative, etc. Usually the second half year is the peak sale season for fertilizer products and the economy is recovering from the epidemic. We expect to increase our sales significantly in the rest quarters of the year.

Revenue from agricultural products decreased from $630,061 for the nine months ended September 30, 2019 to $214,867 for the nine months ended September 30, 2020, which represented a decrease of $415,194, or approximately 65.90%.

Cost of sales

Cost of sales for fertilizer decreased from $5,058,254 for the nine months ended September 30, 2019 to $3,920,444 for the nine months ended September 30, 2020, which represented a decrease of approximately $1,137,810, or 22.49%. The decrease in cost of revenue was in line with the decrease in revenue.

Cost of sales for agricultural products decreased significantly from $651,441 for the nine months ended September 30, 2019 to $156,105 for the nine months ended September 30, 2020, which represented a decrease of approximately $495,336, or 76.04%.

Gross profit

The gross profit decreased from $3,967,664 for the nine months ended September 30, 2019 to gross profit of $3,125,304 for the nine months ended September 30, 2020. The gross margin increased from 41.00% for the nine months ended September 30, 2019 to 43.40% for the nine months ended September 30, 2020. The gross margin kept stable.

Expenses

We only incurred $266,072 in selling expenses for the nine months ended September 30, 2020, compared to $477,556 for the nine months ended September 30, 2019. We incurred $1,396,869 in general and administrative expenses for the nine months ended September 30, 2020, compared to $855,743 for the nine months ended September 30, 2019. Total selling, general and administrative expenses increased by $329,642, or 24.72% for the nine months ended September 30, 2020 as compared to the same period in 2019. Our selling expenses decreased by $211,484 and our general and administrative expenses increased by $541,126. The significant decrease in our selling expenses was mainly due to the decrease in entertainment expense, travelling expense, etc., for selling department. As we could not carry out marketing activities during the outbreak of COVID-19. The increase in general and administrative expenses was due to the fact that we were recovering from COVID-19 and more daily expenses incurred for the last two quarters of 2020.

Interest income (expense)

We incurred $344,179 in interest expense during the nine months ended September 30, 2020, compared with interest expense of $270,544 for the nine months ended September 30, 2019.

Net income

Our net income was $1,101,798 for the nine months ended September 30, 2020, compared with net income of $2,266,282 for the nine months ended September 30, 2019, representing a decrease of $1,164,484.

The significant decrease of $1,164,484 in net income was mainly due to the decrease of 842,360 in gross profit, the decrease of $48,750 in rental net income, and the increase of $329,642 in operating expense, all of which are the result of impact of COVID-19.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,079,335	3,143,577	(64,242)	-2.04%
Revenues-agricultural products	69,387	65,658	3,729	5.68%
Subtotal of revenue	3,148,722	3,209,235	(60,513)	-1.89%
Cost-fertilizer	1,644,008	1,816,380	(172,372)	-9.49%
Cost-agricultural products	82,987	91,740	(8,753)	-9.54%
Subtotal of cost	1,726,995	1,908,120	(181,125)	-9.49%
Gross profit	1,421,727	1,301,115	120,612	9.27%
Gross margin	45.15%	40.54%

Operating expenses:
General and administrative expenses	487,486	247,821	239,665	96.71%
Selling expenses	156,063	155,803	260	0.17%
Total operating expenses	643,549	403,624	239,925	59.44%
Income from operations	778,178	897,491	(119,313)	-13.29%

Other income (expense):
Interest expense	(147,404)	(88,029)	(59,375)	67.45%
Subsidy income	-	(2,092)	-	N/A
Rent net income	2,923	(2,407)	5,330	-221.44%
Other income (expense), net	15,849	(111,220)	127,069	-114.25%
Total other income (expense)	(128,632)	(203,748)	73,024	-35.84%
Income before income taxes	649,546	693,743	(46,289)	-6.67%
Income taxes	18,834	48,299	(29,465)	N/A
Net income	630,712	645,444	(16,824)	-2.61%

Revenue

Total revenue for fertilizer decreased from $3,143,577 for the three months ended September 30, 2019 to $3,079,335 for the three months ended September 30, 2020, which represented a decrease of $64,242, or approximately 2.04%. The decrease in revenue was mainly due to the impact of COVID-19. Some large customers suspended purchasing our fertilizer products during the anti-epidemic period. Such as Huizhou Sijilv Agricultural Products Co., Ltd., Guangzhou Nonggengshen Planting Cooperative, and Guangzhou Zhichangwang Planting Cooperative, etc. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the epidemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Cost of sales

Cost of sales for fertilizer decreased from $1,816,380 for the three months ended September 30, 2019 to $1,644,008 for the three months ended September 30, 2020, which represented a decrease of approximately $172,372, or 9.49%. The decrease in cost of revenue for fertilizer was in line with the decrease in revenue.

Gross profit

The gross profit increased from $1,301,115 for the three months ended September 30, 2019 to gross profit of $1,421,727 for the three months ended September 30, 2020. The gross margin on fertilizer increased from 40.54% for the three months ended September 30, 2019 to 45.15% for the three months ended September 30, 2020.

Expenses

We only incurred $156,063 in selling expenses for the three months ended September 30, 2020, compared to $155,803 for the three months ended September 30, 2019. We incurred $487,486 in general and administrative expenses for the three months ended September 30, 2020, compared to $247,821 for the three months ended September 30, 2019. Total selling, general and administrative expenses increased by $239,925, or 59.44% for the three months ended September 30, 2020 as compared to the same period in 2019. Our selling expenses increased by $260 and our general and administrative expenses increased by $239,665. The increase in general and administrative expenses was due to the fact that we were recovering from COVID-19 and more daily expenses incurred for the third quarter of 2020.

Interest income (expense)

We incurred $147,404 in interest expense during the three months ended September 30, 2020, compared with interest expense of $88,029 for the three months ended September 30, 2019.

Net income

Our net income was $630,712 for the three months ended September 30, 2020, compared with net income of $645,444 for the three months ended September 30, 2019, representing a slight decrease of $16,824.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2020 and December 31, 2019 our working capital deficit was $5,144,319 and $6,213,140, respectively.

We have financed our operations over the nine months ended September 30, 2020 and 2019 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in) operating activities	$2,021,694	$1,503,482
Net cash provided by (used in) investing activities	(42,579)	(289,783)
Net cash used in financing activities	(2,080,739)	(1,148,859)
Exchange rate effect on cash	89,829	(71,316)
Net cash inflow (outflow)	$(11,795)	$(6,476)

Cash Used in Operating Activities

Net cash provided by operating activities was $2,021,694 for the nine months ended September 30, 2020. The net cash inflow consisted primarily of net income of $1,101,798, depreciation and amortization of $711,530, an increase of $4,678,264 in account payable and accrued payables, an increase of $324,745 in other payable, a decrease of $82,709 in inventory, which were offset by an increase of $2,017,922 in prepayment, an increase of $2,918,741 in accounts receivable.

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

Cash used in Investing Activities

Net cash used in investing activities was $42,579 for the nine months ended September 30, 2020. The activities consisted of disposal of intangible assets of $33,081, and investment in construction in progress of $75,660.

Net cash used in investing activities was $289,783 for the nine months ended September 30, 2019. The activities consisted of purchase of biological assets of $18,218, and investment in construction in progress of $271,565.

Cash Used in Financing Activities

Net cash used in financing activities was $2,080,739 for the nine months ended September 30, 2020. During the period, cash used in financing activities consisted of the repayment to related parties of $1,266,476, and repayment of short-term loan of $814,263.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of September 30, 2020
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$5,810,648	$4,437,865	$1,372,783	$-	$-
Others	-	-	-	-	-
	$5,810,648	$4,437,865	$1,372,783	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of September 30, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 30, 2020, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except for matters set forth below, there are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company that are outside the ordinary course of business or in which an adverse decision could have a material adverse effect.

As of September 30, 2020, there were currently two civil proceedings, including: (1) default over a loan agreement between Shanghai Zongbao and Agricultural Bank of China Jinshan Subbranch, the judgment for which has become effective since January 14th, 2019; and (2) default over a construction contract between Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd., as to which both parties reached a mediation agreement through the mediation procedure held by the court. The cause for both cases is that the established project of organic fertilizer production could not be continued due to the change of business focus of the industrial park in which the company is located to food, machinery and new energy industries. This caused defaults with both aforementioned parties. The relevant land and production building were mortgaged under to Agricultural Bank of China, and Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd ., with the understanding that the value of the assets will be sufficient to cover the debts under these two cases. We expect the outstanding defaults will be satisfied by a disposition of the mortgaged asset. Both the Agriculture Bank of China (“ABC”) and Shanghai Zongbao agreed to allow Shanghai Jinshan People’s Court to list the asset on Taobao’s online auction platform for sale. On August 5, 2020, the sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with ABC for the settlement of the remaining balance of RMB 29,900,000 (approximately $4.3 million). We plan to repay ABC and amount owed to the contractor (RMB 24,800,000) with the sales proceeds and expect to receive the remaining RMB19,815,000. We expect the sale to close on December 2020. We plan to use the remaining sales proceeds for general working capital needs. The manufacturing base for the project of Shanghai Zongbao has been relocated and therefore any potential sale of the land use rights and building facility will have no material adverse impact on our operations.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2020 that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: November 16, 2020	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)