Form 10-K
period 2020-12-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2021-04-15
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-201360

MULIANG VIAGOO TECHNOLOGY INC.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: None. The Company has not developed an active trading market for its common stock.

As of the date of this report, there are 38,502,954 shares of common stock and 19,000,000 shares of Series A Preferred Stock issued and outstanding.

Documents Incorporated by Reference: None

MULIANG VIAGOO TECHNOLOGY INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2020

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

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to Muliang Viagoo Technology, Inc. or formerly known as M & A Holding Corporation, Mullan Agritech, Inc., and Muliang Agritech, Inc. (“Muliang Viagoo”, or previously known as “Mullan Agritech”), its wholly-owned subsidiaries, Muliang Agricultural Limited (“Muliang HK”), Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), Shanghai Muliang Industry Co., Ltd. (“Muliang Industry”), Shanghai Zongbao Environmental Construction Co., Ltd. (“Zongbao”), Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”), Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”), Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”), Viagoo Pte Ltd. (“Viagoo”), Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”), Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”), and Viagoo’s two subsidiaries, NexG Pte Ltd and TPS Solutions (HK) Ltd.

Our business is conducted in the People’s Republic of China (“China” or the “PRC”) and Republic of Singapore. “RMB” refers to Renminbi, or the Yuan, the official currency of the PRC. Our consolidated financial statements are presented in U.S. dollars in accordance with U.S. GAAP. In this Annual Report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars. These dollar references are based on the exchange rate of RMB to USD and SGD to USD, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars, which may result in an increase or decrease in the amount of our obligations (expressed in U.S. dollars) and the value of our assets.

ii

PART I

Item 1.	Business.

We primarily engage in the manufacturing and distribution of organic fertilizer and the sales of agricultural products in the PRC. Our organic fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” Our wholly-owned subsidiary Viagoo Pte Ltd, a Singapore company, is primarily focused on building smart document, operation and delivery platform for distribution and logistics companies.

Through our patented technology, we process in three hours crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops. Straws are common agricultural by-products. In PRC, farmers usually remove the straw stubble that remains after harvesting grains, by burning them in order to continue farming on the same land. These activities have resulted in significant air pollution, and they damage the surface structure of the soil with loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The straw organic fertilizer we produce does not contain the heavy metals, antibiotics and harmful bacteria that are common in the traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins and carbohydrates that promote the healthiest soils capable of growing the healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve the fertility of soil, and the quality and safety of agricultural products.

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 95.82% and 94.5% of our total revenue for the fiscal years ended December 31, 2020 and 2019, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer in order to avoid the drying and cooling process, as such will increase our production capacity.

Besides the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2020 and 2019 respectively. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products business commencing in June 2021. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2021.

Our assets mainly include: (i) 22,511 square meters of industrial land and 10,373 square meters of plant area and straw organic fertilizer production line in Weihai City, Shandong Province, and (ii) more than $2 million investment of land use right and the black goat slaughtering and processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, in China.

As the factory area in Jinshan District, Shanghai City is too close to the urban area to produce straw organic fertilizer, some factory buildings, office buildings and spare land in Jinshan District, Shanghai City, have been leased to third parties. In August, 2020, the land use right and building of this factory was listed on Taobao’s online auction platform for sale by the Shanghai Jinshan People’s Court. The sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with the lienholders of the property and expect to clear all liens and legal claims attached to our subsidiary Shanghai Zongbao to improve our cash position. We plan to use the remaining sales proceeds for general working capital needs. The assets went through a court-arranged sale in August 2020. While the sale has not closed due to COVID-caused court backlog, the court provided a distribution plan of sale proceeds to all involved parties on March 15, 2021. The buyer’s full purchase amount has been escrowed with the court since August 2020. The court has indicated to the Company that it is expected to complete the sale by April 2021, subject to administrative clearance from various departments within the court.

History

The following diagram illustrates and assumes the completion of the Reorganization, including consolidation of our subsidiaries and VIEs:

Shanghai Muliang Industry Co., Ltd. (referred to herein as “Muliang Industry”) was incorporated in PRC on December 7, 2006 as a limited liability company, owned 95% by Lirong Wang and 5% by Zongfang Wang. Muliang Industry through its own operations and its subsidiaries is engaged in the business of developing, manufacturing and selling organic fertilizers for use in the agricultural industry.

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

On July 11, 2013, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Development Co., Ltd. (“Agritech Development”) in Shanghai, China. On November 6, 2013, Muliang Industry sold 40% of the outstanding equity of Agritech Development to Mr. Jianping Zhang for consideration of approximately $65,000 or RMB 400,000. Agritech Development does not currently conduct any operations.

On July 17, 2013, Muliang Industry entered into an equity purchase agreement to acquire 100% of the outstanding equity of Shanghai Zongbao Environmental Construction Co., Ltd. (“Shanghai Zongbao”) with consideration of approximately $3.2 million or RMB 20 million, effectively becoming the wholly-owned subsidiary of Muliang Industry. Shanghai Zongbao was incorporated in Shanghai on January 25, 2008. Shanghai Zongbao processes and distributes organic fertilizers. Shanghai Zongbao wholly owns Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”).

On August 21, 2014, Muliang Agricultural Limited (“Muliang HK”) was incorporated in Hong Kong as an investment holding company.

January 27, 2015, Muliang HK incorporated a wholly foreign-owned enterprise, Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), in China

On July 8, 2015, Mullan Agritech entered into certain stock purchase agreement with Muliang Agriculture, Inc., pursuant to which Mullan Agritech, for a consideration of $5,000, acquired 100% interest in Muliang HK and its wholly-owned subsidiary Shanghai Mufeng. Both Muliang HK and Shanghai Mufeng are controlled by the Company’s officer and director, Lirong Wang.

On July 23, 2015, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

On September 3, 2015, Mullan Agritech effected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding of which 120,000,000 were owned by Chenxi Shi, the founder of Mullan Agritech and its then sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

On January 11, 2016, Mullan Agritech issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the then sole officer and director of Mullan Agritech on that date, transferred 120,000,000 shares of common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

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

As a result, Mullan Agritech has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, Mullan Agritech exercises control over Muliang Industry. Muliang Industry has two wholly-owned subsidiaries (Shanghai Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary Zongbao Cangzhou.

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

On June 19, 2020, the Company entered into a Share Exchange Agreement with Viagoo Pte Ltd. and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo. Pursuant to the SEA, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 1,011,000 shares of the Company’s restricted common stock, valued at $2.80 per share.

Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

On June 26, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of the State of the State of Nevada, changing its name from “Muliang Agritech, Inc.” to “Muliang Viagoo Technology, Inc.”.

Our Industry

The Status and Market Demand of Straw Organic Fertilizer Industry in China

Straw in China is in a large quantity, and has wide variety and broad distribution. The annual output of straw is more than 700 million tons, according to the China Industry Information Network’s report on “2017 China Straw Resource Reserves and Utilization Market Overview.” Straw contains more than 3 million tons of nitrogen, more than 700,000 tons of phosphorus and nearly 7 million tons of potassium, equivalent to more than a quarter of China’s current fertilizer amount of use and equivalent to 300 million tons of standard coal. However, nearly 100 million tons of straws are burned directly in the fields every year, which not only seriously damages the beneficial bacteria in the soil surface, but also directly leads to severe air pollution and increases the greenhouse effect. With the significant amount of production of straws in China, so long as part of the straw can be recycled every year, it will bring huge sustainable recycling resources to the fertilizer industry. On November 25, 2015, the National Development and Reform Commission, the Ministry of Finance, the Ministry of Agriculture and the Ministry of Environmental Protection jointly issued a notice, requiring the utilization rate of straw to exceed 85% by 2020.

Market demand in China for organic fertilizer is significant. According to the National Bureau of Statistics in 2019, the China national sales volume of organic fertilizers in 2018 was 133.42 million tons. According to the current policy of encouraging less use of chemical fertilizer, improving the quality of agricultural products and restoring land, it is estimated that the demand of organic fertilizers will increase to 180 million tons by 2020. At the same time, according to a governmental advocate of increasing proportion of organic fertilizer to 50% of the total use of fertilizer, the demand in China for organic fertilizer will reach more than 500 million tons by 2030.

The Environmental Considerations of Promoting Straw Organic Fertilizer

Less Air Pollution. Even if each county area builds a 100,000 tons of straw disposal factories, 100 counties in total can approximately reduce 10 million tons of straw burning, reduce carbon dioxide emissions by 15 million tons, and reduce a large number of carbon monoxide, volatile organic particles (PM), nitrogen oxides, benzene, polycyclic aromatic hydrocarbons and other harmful gases.

Less soil pollution, more environment restoration. Straw is a circulating agricultural resource and the best organic fertilizer resource, according to Baidu. Straw organic fertilizer is also the main measure to convert wasteland, tidal flat and saline-alkali land into arable land, to transform barren land into medium-low yield field and to upgrade medium-low yield field to high-quality fertile field.

Less water pollution. The utilization rate of traditional chemical fertilizers is generally below 30%, and 70% of the dissolved chemical fertilizers directly enter the underground water bodies and flow into rivers, resulting in eutrophication of water bodies. Increasing the application of organic fertilizer is one of the important methods to reduce water pollution.

The High Growth of Logistics and Last Mile Delivery Market in China

According to research done by Reportlinker.com (https://www.reportlinker.com/p05819554/Global-Last-Mile-Delivery-Industry.html?utm_source=GNW), the global last mile delivery market is estimated to reach USD 53.4 billion by 2027. China, the world’s second largest economy is expected to reach a market size of USD 9.3 billion by the year 2027, representing a compound annual growth rate (CAGR) of 7.1% over the analysis period of 2020 to 2027.

With Muliang Viagoo’s last mile delivery platform, we are placed in a good position to aggregate the carriers and merchant’s orders, taking advantage of the route optimization and tracking technologies to drive down the cost per delivery. The platform is able to expand beyond Muliang’s business network of organic fertilizer supplies to food distribution, restaurants and eCommerce merchants.

Our Products

We are committed to ensuring the quality of our agricultural products. We aim to provide high-quality and environmentally friendly straw organic fertilizer for our customers. Our organic fertilizers are the products of natural decomposition and are easy for plants to absorb and digest. Our powder form fertilizer maximizes the survival rate of microorganisms, ensures faster nutrient absorption and increases soil improvement seed and processing productivity. While we are primarily engaged in producing organic fertilizers, we also sell agriculture food products such as apples. We generated our revenue mainly from our organic fertilizers, which constituted approximately 94.5% and 91.3%  of our total revenue for the fiscal years ended December 31, 2020 and 2019, respectively. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2020 and 2019, respectively. In addition, we invested in the construction of a deep-processing slaughterhouse which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, China. We expect to complete the construction in June 2021 and start generating revenues from the black goat processing products in the third quarter of 2021. The rest of our revenues for the last two fiscal years comes from the sales of agricultural foods as an intermediate sales agent for large diary companies in China such as Bright Dairy & Food Co., Ltd., and Mengniu Dairy industry Limited.

Organic Fertilizer

Our fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” There are seven lines of our organic fertilizers including:

●	Soil improvement and preparation fertilizer, which includes compound microbes, probiotics that can supplement microorganisms and trace elements of soil. It can be used as both starter fertilizer and regular fertilizer;

●	Root protection fertilizer, which is an organic nutrient water-soluble fertilizer that can help the growth of crops’ roots;

●	Foliar nutrition fertilizer, which is a biological growth promoter to help customers take care of the foliar of their plants;

●	Lower pesticide residue fertilizer, which can help our customers reduce the usage of pesticide and enhance the resistance ability for plants;

●	Fruit special fertilizer which contains enhanced nutrient availability to increase plant performance;

●	Fruit tree fertilizer that promotes healthy roots and fruit growth and are ideal for all fruit trees and berries; and

●	Corn and peanuts fertilizer that are specially used for corns and peanuts.

Our organic fertilizer contains all-purpose nutrition that can be used in the different stages of plant growth. It aims to increase soil fertility, improve soil aggregate structure, provide nutrient absorption ability for crop, improve water retention capacity and improve fertilizer utilization, thus creating a sustainable environment and healthy soil.

Agricultural Products (Food)

While concentrating on the development of organic fertilizers, we are actively developing the agricultural food business.

Apple Orchard

In 2014, we leased 350 mu (about 57.66 acres) of mountainous land as an apple farm and, for the purpose of using our own fertilizer to demonstrate the advantages of our straw organic fertilizer. The selling of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2020 and 2019, respectively. As the apple trees become more mature, we expect to generate more revenues from the sales of apples in the future.

Other Agricultural products

We are also acting as intermediate sales agent for the agricultural products from large agricultural products companies, such as Bright Dairy & Food Co., Ltd., Mengniu Dairy industry Limited, Haitian Flavoring & Food Co., Ltd. and Hangzhou Wahaha Group, etc.

Future Products

Black Goat Processing Products

Currently we invested in a goat slaughtering and processing factory located in Shuangbai County, Chuxiong City, Yunnan Province, PRC starting in 2018. This factory is expected to be completed in June 2021 with a capacity of deep processing of 200,000 black goats per year. Our products will include goat riblets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, and lamb viscera, etc. We expect to commence sales of black goat processing products and start generating revenue in the third quarter of 2021.

Forage Grass

We are exploring the options to use forage grass as an alternative for traditional feed for live-stocks. We currently have several research and development projects with schools and institutions. See “Research and Development” below.

Integration with Viagoo

The Viagoo business model includes the following main revenue streams. Viagoo Transport Marketplace (VTM) – This is the transaction platform for shippers and carriers to list and accept delivery jobs. The platform provides sharing functions where a group of shippers can share the transport fleet to some common places (e.g. shopping malls in the city). This service will reduce the waiting time and fuels, resulting in huge cost savings.

●	VTM provides single job and bulk orders or API connection for job posting. The fees are pre-calculated based on distance, areas, volume matric weight, types of goods, delivery options and time.

●	Task tracking – Shippers can track the delivery status if the option for tracking is required.

●	eWallet option – eWallet will be used for the service purpose and payment will be deducted from the eWallet stored value.

●	Reports – Delivery reports are available for shippers to track the performance and status of the delivery operation.

VTM is charged to carriers based on certain percentage of the freight charges. Other add-on services like online insurance, rest stop services will be a percentage charged to the service providers.

Viagoo Enterprise Services (VES) - is a cloud based service that provides operations management to support the Transport and Logistics team. With the use of the various modules, the carrier’s transport management is able to greatly optimize its resources and achieve higher efficiency.

●	Automatic Scheduling – Delivery / Invoice data will be pushed to the VES for automatic schedule to the driver via VES mobile app. The criteria of automatic scheduling are based on location, time preference, route zoning. These criteria can be configured and fine-tuned as the business progresses.

●	Route Optimization – The system is able to automatically calculate the best routes based on various delivery points and constraints such as “time window”. With route optimization, the transport planner is able to handle new delivery addresses dynamically. Also if there is a change in delivery plan due to various unforeseen circumstances such as vehicle breakdown, customer last minute cancellation, the system is able to re-optimize quickly by pushing a button.

●	VES Driver app - Task tracking – Once the tasks are started, they will be tracked till the jobs are completed. If e-sign is accepted, customers can sign and acknowledge the acceptance of goods using VES mobile sign feature built into the app or by taking a photo of the signed invoices or deliver orders (usually the last page of the document).

●	Customer Notification – Customers will be notified via email upon the completion of the delivery. A copy of the invoice / delivery order along with the signed copies will be sent to customers (customer email list to be maintained in the system) via email.

●	Reports – Delivery reports are available for operations managers to track the performance and status of the delivery operations.

●	VES Temperature Sensor Tracking Services – This is an additional module for real-time tracking of temperature control (via a GPS temperature tracking device installed in the truck) trucks for the purpose of preventing food waste and ensuring food safety.

VES is charged based on a monthly subscription by vehicles and by users. It is integrated with VTM and jobs received via VTM can be assigned and tracked automatically by VES.

Enterprise Systems – This is a project based system integration. The Enterprise system is charged based on project price and annual maintenance service fees. As Viagoo smart logistics platform gains acceptance in local markets, we expect business opportunities to arise for us to custom build enterprise solutions in the healthcare as well as logistic sectors. For example, Parkway Pantai Singapore is using us to custom build the online logistic job assignment and tracking of lab sample collection / delivery between clinics / hospitals and lab. This is to facilitate efficient deployment of the delivery resources and to ensure compliance is achieved in a tightly controlled fashion.

Viagoo’s 1st tier technology platform, codename VES (Viagoo Enterprise System) enables onboarding customers to seamlessly embark on a digital transformation path to reduce costs and increase efficiencies with quick ROI (return of investments) and total cost of ownership (TCO). Customers using VES effectively transformed their operations digitally instantly by having full visibility and full control of operations, underpinned by logistical movements, traceability, status reporting, communications, operations planning and data analytics for key business decisions.

Viagoo platform (VES) is currently used by ST Synthesis, Horme Hardware, Strategic Marketing, Parkway Pantai, Bridgestone, Skyfast, Impetus, KL Enviro, PN-I, P5, Servtouch and many others. Canon Singapore, Canon Malaysia, Ibiz (Navision ERP Vendor), Konica Minolta Singapore are new partners onboarded as resellers of Viagoo VES.

Viagoo has recently completed the development of the 2nd tier technology platform primarily for the “Transport Market Place Community.” Coined as VTM (Viagoo Transportation Marketplace), the purpose is to allow “trading collaboration, transportation crowd sourcing and resource sharing”. It creates a transport crowdsourcing eco-system between vested partners, stakeholders, fleet owners, retailers, online shops, transport owners in which they can co-share resources to resolve transport inadequacies and achieve a demand to supply equilibrium.

Transport inadequacies are caused by various reasons such as surges in delivery demand because of seasonal or festivities or simply sudden business growth. Another key pain point is where delivery trips in large countries often result in empty return trips. For long geographical distances, some one way delivery trips can log up to hundreds of kilometres but with empty return trips resulting in wastage of time, fuel and money. Empty trips can be filled up through a robust job sourcing system, by way of “jobs versus transports sourcing” via intelligent matching, an effective booking system and a payment gateway system, which now is a reality made possible through the technology cornerstone of VTM.

Viagoo has also just recently marked its roadmap milestone with the 3rd tier technology through the launch of “Viamove”. Soft-launched in May 2020, Viamove is the “Last mile on-demand delivery service” in Singapore using the VTM technology. This platform was a testbed amidst the impact of the COVID-19 pandemic hard hitting local economy and businesses. On the contrary, Viamove has attested to the growth potential by remaining relatively unscathed despite COVID-19’s relentless hit on many businesses.

Over 200 merchants and an overwhelming 300 freelance delivery agents have signed up since its launch. The testbed yielded promising results and hence Viagoo is looking at expanding into “next day and international delivery” through our delivery partners to broaden the business horizon. To enhance the business model, the team is working on two hour same day island wide delivery which is suitable for food, medical, and perishable products.

To solidify its partnership and brand building objectives, Viagoo is actively working with Enterprise Singapore, a local government agency, to support the efficient use of transport resources. In addition, Viagoo is partnering with the Singapore Logistics Association to support her members in promoting the online integration with local eCommerce portals to enable them to fulfil the services via Viagoo’s digital platform.

The strong growth of e-Commerce in the South East Asia market could exceed USD 200 billion by 2025 (https://www.temasek.com.sg/en/news-and-views/stories/future/Southeast-Asia-accelerating-internet-economy). With a population of 630 million in Association of Southeast Asia Nations (ASEAN) alone, 163 million households are expected to have income capacity for discretionary spending (https://www.iseas.edu.sg/images/pdf/TRS1_18.pdf). As such the need for logistics services will push for the demand for efficiency in this sector.

The opportunities to improve performance to better serve customers using digital platforms remain elusive to small and medium enterprises (SMEs) despite vast support from local government agencies. This is seen particularly in logistics operations in many SMEs. The shippers are finding difficulties in efficiently managing delivery and storage resources and as a result they are incurring heavy costs in maintaining these resources. Customers now expect to get shipments faster, have more flexibility, and more transparency at a lower price. B2B customers are facing far faster expectations around efficiency and performance than ever before.

An inefficient delivery also results in high wastage of fuels and contributes to avoidable environmental pollution. Carriers and logistic service providers are facing similar problems in adopting digital technology as the high costs of implementing and maintaining such systems has proven to be a big challenge for stakeholders. Defining a clear digital strategy that’s integrated into business strategy is critical. Digital is still a challenge in logistics space, and there are vast opportunities to improve performance and serve customers better. In addition, logistics sectors have substantial benefits in having more consolidation. However, fragmentation, accountability, and a lack of consistency make collaboration more difficult.

Viagoo logistic platform aims to provide a solution for shippers to easily optimize the logistics resources by either listing their assets in the platform for other shippers to book or request the logistic services via the platform. The flexible sharing model ensures shippers and carriers are able to get the best deals so as to reduce the cost by maximizing utilization of the unused resources.

Our Technology and Manufacturing Process

We utilize our patented technologies to process crop straws into organic fertilizer.

Crop straws include the stems, roots, leaves, pods and vines of crops. The main ingredients are cellulose, hemicellulose and lignin, as well as a small amount of minerals. Straw is a crude fiber material that is waxy and lignified. The fermentation cycle is long for the straw to be processed into organic fertilizer, as it takes 15 days to 60 days for microbial action. This is a common challenge for the large-scale and timely manufacturing of straw fertilizer.

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

The straws are stored in our warehouse after compacting them in a briquetting machine. The straw compacts are easy to transfer and occupy less storage space. The straw compacts will be first crushed to 3 cm to 5 cm in length. The straws are then processed in the hydrothermal degradation tank for 2 to 3 hours. We pump steam generated by a boiler into the hydrothermal degradation tank, so that the temperature in the hydrothermal degradation tank is maintained between 150°C and 180°C and the pressure is maintained at 0.9-1.3MPa. After 2-3 hours of thermal degradation, we release the pressure to 0.2~0.4MPa. By releasing the pressure, the straws explode to the storage tank, resulting in a mechanical treatment of the explosion impinging stream, breaking the cellulose, hemicellulose and lignin in the straw, breaking the hydrogen bonds, degrading fiber crystallization regions into an amorphous stage and degrading macromolecules into micro-molecules. After that, we add different auxiliary materials through an automatic batching system to make different organic fertilizers suitable for different crops. We then repeat a process of crushing, granulating, cooling and screening before packaging the fertilizers into products.

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

Suppliers and Customers

Suppliers

Most of our suppliers are local suppliers from Qingdao city, Shandong province. The main raw materials for organic feeds include: (i) hydrolysed crop straw, which are chemically decayed wheat straw, corn straw and other kinds of crop straw, accounting for about 54% of the total raw materials; (ii) plant ash (Potassium carbonate, K2CO3), accounting for estimated 4% of the total raw materials; and (iii) Humic acid, accounting for about 3% of the total raw materials. Other auxiliary materials include monoammonium phosphate, urea, etc.

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2020 and 2019.

	For the years ended
	December 31,
Suppliers	2020		2019
	Amount	%	Amount	%
A	2,618,036	35%	3,357,250	54%
B	N/A	N/A	1,649,276	26%
C	N/A	N/A	616,587	10%
D	725,566	10%	N/A	N/A

Customers

Our customers are mainly located in provinces of Guangdong, Jilin and Shandong.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2020 and 2019.

	For the years ended
	December 31,
Customer	2020		2019
	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	4,053,136	38%	3,026,072	23%
Huizhou Siji Green Agricultural Products Co., Ltd	N/A	N/A	2,297,573	18%
Guangzhou xianshangge Trading Co., Ltd	4,255,503	40%	N/A	N/A

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

Scale Up Production of Organic Fertilizer and Accelerate Penetration in Local and Regional Markets

We plan to construct a new organic fertilizer factory in Heilongjiang Province, China. We have entered into a strategic cooperation agreement with Suihua City of Heilongjiang Province to produce a total of 1 million tons of organic fertilizer. We expect to produce 70,000 tons of organic fertilizer in 2021 and the remaining within the next 5 years. In addition, we will establish warehouse and distribution center in Heilongjiang Province, which is expected to accelerate penetration in the local and regional market.

Increase Sources of Revenue by Expanding Our Current Business

We have a slaughtering and processing plant for black goats under construction in Yunnan Province, China. We expect the plant to begin operations in June 2021 and start generating revenue in the third quarter of 2021. Demand for lamb in China as an alternative to pork is increasing due to growing concern on swine disease and pork quality. We plan to offer lamb and lamb products to consumers via a subscription program available on our website and mobile app in the future.

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

Growth Strategy in Viagoo Online Smart Logistics

The Chinese smart logistics industry reached a total size of USD 37 billion in 2017 and is projected to reach a size of USD 135 billion by the year 2024. (https://www.businesswire.com/news/home/20190903005657/en/China-Smart-Logistics-Market-Report-2019-Industry)

As of 2018, there were 25.68 million registered trucks in China based on data shown in Statista.com. To ride on the growth trend and capitalize the emerging growth potential, Muliang Viagoo will be implementing the Viagoo Technology platform in China and targeting the China fleet owners and truck drivers.

The Viagoo VTM is a very apt and synergistic logistic platform for China logistic market as it has huge geographical distance and a sheer huge population of truck drivers. They can collaborate by job listings/postings, sub listings and job bookings as a resource sharing model. Muliang Viagoo can potentially extend to seek further value added revenue streams deriving from examples of insurance and soliciting job bookings.

The mitigation of empty return trips for the trucks drivers and fleet operators is a key impetus and an enticement to join and onboard the VTM platform for costs reductions and added revenues. In tandem, the onboarding of the customers’ side notwithstanding retailers, malls, ecommerce (the shippers) who are the source of demand generation whereas the truck drivers and fleet owners (the carriers) are the fulfilment of demand, hence forming the sought after business equilibrium.

With Muliang Viagoo’s connections to farms, malls, logistics service providers in conjunction with VTM platform, we are well poised to pave way to gain quicker inroads into China logistic markets to seek business growth as planned.

As for South East Asia, third party logistics market accounted for US$ 36.4 billion in 2017 and is expected to grow at a CAGR of 5.5% over the forecast period 2018-2025, to account for US$ 55.7 billion in 2025. Viagoo platform is well positioned in the regional technology hub of ASEAN and we are targeting to have a strong growth in these markets.

In China, we plan to adopt a three phases approach. In phase 1, the platform will be opened to Muliang’s businesses and business partners. The platform will enable participating merchants to take advantage of Viagoo’s digital technology to improve efficiency and lower costs. We plan to onboard truck drivers to the platform to list their services. To entice the drivers to join, we plan to partner with local insurance and finance companies to offer discounts in insurance coverage and truck leasing.

In phase 2, we plan to use data analytics technology to provide forecasts on supply and demand across provinces and delivery locations. With the improved data, the platform services is expected to expand the market coverage to other cities and provinces. We plan to deploy blockchain technology to enhance data and transaction security. Using a distributed ledger, the data is protected and transparent between the respective stakeholders.

In phase 3, we plan to expand the partner network to include other supportive merchants to offer their services at the key rest stops across the strategic locations.

Outside China, we plan to work with joint venture partners in target countries to establish our platform services. This is to ensure a quick deployment of the services and reduce the political and cultural differences. The target countries include Malaysia, Hong Kong SAR, and Indonesia.

We also plan to look at introducing specialized services such as medicine delivery linking to hospital and clinical systems for on demand dispensing.

Competitive Advantages

Competitive Advantages of Our Technology

●	Quick disposal: straw can be disposed into powder in three hours.

●	Continuous operation: the production line is formed with connecting hydrolysis tanks, which allows the full use of steam heat and continuous charging, hydrolysis and discharge.

●	Environmental protection: all the disposal devices are closed containers and pipelines to avoid gas and material leakage.

●	High fertilizer efficiency: the organic fertilizer matrix after straw disposal has a higher content of organic matter than the compost products of livestock and poultry manure, and it has a comprehensive organic nutritional composition. It also avoids pesticide, insect pest returning to the field, excessive loose soil and the hidden trouble of fermenting and burning seedlings in the field.

●	Less space: 80,000 tons of straw disposal plant only need 6.6 – 8.2 acres of land.

●	Strong replicability: our technology and production line can be replicated in different countries.

Competitive Advantage of Our Products

●	Quality Advantage. Compared with the traditional compost manure fermented fertilizer, our product has a high concentration of organic matter and small molecular organic nutrients that can be directly absorbed by crops rich in fulvic acid, polysaccharides and monosaccharides. The effectiveness of our product is 50% higher than the same amount of conventional organic fertilizer.

●	Safety advantage. Compared with traditional livestock and poultry manure composting fermented fertilizer, our product generates less residue of heavy metals, antibiotics, toxic and harmful bacteria, avoids the pollution of soil, and ensures the quality and safety of agricultural products.

Competitive Advantage of Muliang Viagoo Logistic Platform

●	Integrated Productivity Improvement Functions. Viagoo platform is providing integrated options such as route planning and scheduling, optimization, real-time delivery tracking for carriers and logistic service providers to improve the efficiency and enhance their digital capability to improve the performance. As a result, competitive advantage is achieved through cost reduction and higher efficiency.

●	Open Connectivity via Application Programming Interface (API). Competitors usually require their service partners to use their system and hence it may be a barrier for those companies who are unwilling to comply. Muliang’s Viagoo platform provides API for merchant’s jobs to be pushed to the platform and delivery jobs be assigned intelligently to the carriers.

●	Internet of Thing (IOT) Services. The use of IOT in the platform to expand the type of services especially those requiring strict process compliance such as cold-chain management and access security is a unique feature in which the competitors are not able to replicate easily.

●	Enterprise Transport Management Functions. Muliang’s Viagoo platform provides full online tracking, route optimization and capacity planning options to help the carriers to efficiently manage their operation. Using Internet of Things (IOT), GPS, mobile integration, document and data integration services, the platform is able to empower shippers and carriers with up to date technology to support their digital transformation.

Intellectual Property

We rely on certain intellectual property to protect our domestic business interests and ensure our competitive position in our industry.

We have 12 patents and 5 registered trademarks in China on sludge and straw technology, and we are a pilot company of technology in Jinshan District, Shanghai. Among the patents we now own, “microwave induced catalytic hydrolysis treatment sludge” was reviewed by Chinese Academy of Sciences Shanghai Technology Chaxin Consulting Centre (the “Centre”) (report no. 200921C0703709, 200821C0701507). According to the review by the Centre, there is no public report of the same kind of research, and therefore, the project is innovative and is advanced at the international level.

NEXG Pte Ltd has trademark FleetnexG in Feb 2016 in Singapore (Publication (040201521235Y). Viagoo is planning to register the trademark of Viagoo’s technology in the 1st quarter of 2021 in Singapore and China.

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

Trademarks

We own several trademarks through our subsidiaries and/or VIE entities, including Muliang, Zongbao, Xiutubao, Vijifeng, Jingletu, and Huangdicao. Muliang and Zongbao are our company’s brand names.

Our Employees

As of the date hereof, we have 135 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Senior management	16
Sales, Technical and Procurement	26
IT Development & Solutions	11
Accounting	5
Human resources and administrative personnel	7
Warehouse	5
Factory	65
Total	135

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

Property, plant and equipment at December 31, 2020 and 2019 consisted of:

	December 31,	December 31,
	2020	2019
Building	$2,949,493	$12,715,941
Operating equipment	2,758,704	2,785,557
Vehicle	86,828	81,552
Office equipment	26,783	20,762
Apple Orchard	1,041,377	789,344
Construction in progress	1,829,057	1,709,144
	8,692,242	18,102,300
Less: Accumulated depreciation	(2,425,499)	(3,008,220)
	$6,266,743	$15,094,080

Item 3.	Legal Proceedings.

Except for those set forth below, currently there are no legal proceedings pending or threatened against the Company. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise.

As of the hereof, there are currently two civil proceedings, including: (1) default over a loan agreement between Shanghai Zongbao and Agricultural Bank of China Jinshan Subbranch, the judgment for which has become effective since January 14th, 2019; and (2) default over a construction contract between Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd., as to which both parties reached a mediation agreement through the mediation procedure held by the court. The cause for both cases is that the established project of organic fertilizer production could not be continued due to the change of business focus of the industrial park in which the company is located to food, machinery and new energy industries. This caused defaults with both aforementioned parties. The relevant land and production building were mortgaged under to Agricultural Bank of China, and Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd., with the understanding that the value of the assets will be sufficient to cover the debts under these two cases. We expect the outstanding defaults will be satisfied by a disposition of the mortgaged asset. Both the Agriculture Bank of China (“ABC”) and Shanghai Zongbao agreed to allow Shanghai Jinshan People’s Court to list the asset on Taobao’s online auction platform for sale. The sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with ABC for the settlement of the remaining balance of RMB 29,900,000 (approximately $4.27 million) with accrued interest. We plan to repay ABC and amount owed to the contractor with the sales proceeds. We expect the sale to complete by the end of April 2021 and plan to use the remaining sales cash proceeds for general working capital needs. The manufacturing base for the project of Shanghai Zongbao has already been relocated and therefore any potential sale of the land use rights and building facility will have no material adverse impact on our operations.

Shanghai Aoke Chemicals Co., Ltd. (“Shanghai Aoke”) placed with Shanghai Nai Sheng Kalan Industrial Co., Ltd. (“Shanghai Nai Sheng”) an equipment procurement order of RMB 25 million (approximately US$3.84M) in 2013. Due to a product defect issue at the fault of Shanghai Nai Sheng, Shanghai Aoke suspended payments to Shanghai Nai Sheng, and RMB 2.94 million remains to be paid to Shanghai Nai Sheng as of September 2017, guaranteed by Shanghai Zongbao. In August 2020, Shanghai Nai Sheng commenced a legal proceeding against Shanghai Aoke in the Jinshan District People’s Court for the payment of the balance of the purchase order, concurrently enjoining Zongbao as the guarantor. When Shanghai Nai Sheng eventually brought the legal action against Shanghai Aoke, the total amount owed had been reduced from RMB 2.94 million to RMB 1.21 Million (approximately US$184,000) based on payments made between September 2017 and August 2020. To our knowledge, the reduced figure was confirmed by all parties in a court mediation on December 3, 2020, and a settlement was reached pursuant to which all amounts due shall be paid by June 30, 2021.

PRC Regulations

Our operation in China is subject to a number of PRC laws and regulations. This section summarizes all material PRC laws and regulations relevant to our business and operations in China and the key provisions of such regulations.

Fertilizer License

The examination and approval of fertilizer license is based on Article 25 of the Agricultural Law of the People’s Republic of China, the Management for the Administration of Fertilizer Registration (Order No. 32 and No. 38 by the Ministry of Agriculture), and the Requirements for Fertilizer Registration Materials (Publication No. 161 from the Ministry of Agriculture). Organic fertilizers are required to be registered with provincial agricultural department.

There are four examination and approval requirements for obtaining a fertilizer license (1) A valid business license issued by Administration for Industry and Commerce, whose business scope shall cover the industry of fertilizer; (2) Products must comply with the relevant requirements of laws, regulations and relevant national policies (such as safety and environmental protection); (3) The product quality must comply with national standards, industry standards, local standards or enterprise standards approved by the quality supervision department; and (4) The application materials must be true, legal, complete and effective.

All of our fertilizer products currently have valid five-year fertilizer licenses that are renewable upon the expiration date in the year of 2022.

Corporate Laws and Industry Catalogue Relating to Foreign Investment

The establishment, operation and management of corporate entities in China are governed by the Company Law of the PRC, or the Company Law, effective in 1994, as amended in 1999, 2004, and 2005, respectively. The Company Law is applicable to our PRC subsidiaries and affiliated PRC entity unless the PRC laws on foreign investment have stipulated otherwise.

The establishment, approval, registered capital requirement and day-to-day operational matters of wholly foreign-owned enterprises (“WFOE”), are regulated by the WFOE Law of the PRC effective in 1986, as amended in 2000, and the Implementation Rules of the WFOE Law of the PRC effective in 1990, as amended in 2001.

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by the Ministry of Commerce and the National Development and Reform Commission. The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations.

Establishment of WFOEs is generally permitted in encouraged industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures.

For example, sales and distribution of audio and video products are among the restricted categories, and only contractual joint ventures in which Chinese partners holding majority interests can engage in the distribution of audio and video products in China.

In addition, restricted category projects are also subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category.

Regulations Relating to Taxation

In January 2008, the PRC Enterprise Income Tax Law (The “EIT” Law) took effect. The EIT applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, unless where tax incentives are granted to special industries and projects. Under the EIT Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the EIT Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or residence in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights.

Regulations Relating to Foreign Exchange

Pursuant to the Regulations on the Administration of Foreign Exchange issued by the State Council and effective in 1996, as amended in January 1997 and August 2008, current account transactions, such as sale or purchase of goods, are not subject to PRC governmental control or restrictions. Certain organizations in the PRC, including foreign-invested enterprises, may purchase, sell, and/or remit foreign currencies at certain banks authorized to conduct foreign exchange business upon providing valid commercial documents. Approval of the PRC State Administration of Foreign Exchange (“SAFE”), however, is required for capital account transactions.

In August 2008, SAFE issued a circular on the conversion of foreign currency into Renminbi by a foreign-invested company that regulates how the converted Renminbi may be used. The circular requires that the registered capital of a foreign-invested enterprise converted into Renminbi from foreign currencies may only be utilized for purposes within its business scope. For example, such converted amounts may not be used for investments in or acquisitions of other PRC companies, unless specifically provided otherwise, which can inhibit the ability of companies to consummate such transactions. In addition, SAFE strengthened its oversight of the flow and use of the Renminbi registered capital of foreign-invested enterprises converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been utilized. Violations may result in severe penalties, such as heavy fines.

Regulations Relating to Labor

Pursuant to the PRC Labor Law effective in 1995 and the PRC Labor Contract Law effective in 2008, a written labor contract is required when an employment relationship is established between an employer and an employee. Other labor-related regulations and rules of the PRC stipulate the maximum number of working hours per day and per week as well as the minimum wages. An employer is required to set up occupational safety and sanitation systems, implement the national occupational safety and sanitation rules and standards, educate employees on occupational safety and sanitation, prevent accidents at work and reduce occupational hazards.

In the PRC, workers dispatched by an employment agency are normally engaged in temporary, auxiliary or substitute work. Pursuant to the PRC Labor Contract Law, an employment agency is the employer for workers dispatched by it, and it must perform an employer’s obligations toward them. The employment contract between the employment agency and the dispatched workers, and the placement agreement between the employment agency and the company that receives the dispatched workers must be in writing. Also, the company that accepts the dispatched workers must bear joint and several liabilities for any violation of the Labor Contract Law by the employment agencies arising from their contracts with dispatched workers. An employer is obligated to sign an indefinite term labor contract with an employee if the employer continues to employ the employee after two consecutive fixed-term labor contracts. The employer also has to pay compensation to the employee if the employer terminates an indefinite term labor contract. Except where the employer proposes to renew a labor contract by maintaining or raising the conditions of the labor contract and the employee is not agreeable to the renewal, an employer is required to compensate the employee when a definite term labor contract expires. Furthermore, under the Regulations on Paid Annual Leave for Employees issued by the State Council in December 2007 and effective as of January 2008, employees who have served an employer for more than one (1) year and less than ten years are entitled to a 5-day paid vacation, those whose service period ranges from 10 to 20 years are entitled to a 10-day paid vacation, and those who have served for more than 20 years are entitled to a 15-day paid vacation. An employee who does not use such vacation time at the request of the employer shall be compensated at three times their normal salaries for each waived vacation day.

Pursuant to the Regulations on Occupational Injury Insurance effective in 2004 and the Interim Measures concerning the Maternity Insurance for Enterprise Employees effective in 1995, PRC companies must pay occupational injury insurance premiums and maternity insurance premiums for their employees. Pursuant to the Interim Regulations on the Collection and Payment of Social Insurance Premiums effective in 1999 and the Interim Measures concerning the Administration of the Registration of Social Insurance effective in 1999, basic pension insurance, medical insurance, and unemployment insurance are collectively referred to as social insurance. Both PRC companies and their employees are required to contribute to the social insurance plans. Pursuant to the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds.

Regulations on Dividend Distribution

Wholly foreign-owned companies in the PRC may pay dividends only out of their accumulated profits after tax as determined in accordance with PRC accounting standards. Remittance of dividends by a wholly foreign-owned enterprise out of China is subject to examination by the banks designated by SAFE. Wholly foreign-owned companies may not pay dividends unless they set aside at least 10% of their respective accumulated profits after tax each year, if any, to fund certain reserve funds, until such time as the accumulative amount of such fund reaches 50% of the wholly foreign-owned company’s registered capital. In addition, these companies also may allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds at their discretion. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Safe Regulations on Offshore Special Purpose Companies Held by PRC Residents or Citizens

Pursuant to the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles, or Circular No. 75, issued in October 2005 by SAFE and its supplemental notices, PRC citizens or residents are required to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore entity acquires or controls onshore assets or equity interests held by the PRC citizens or residents. In addition, such PRC citizens or residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments, external guarantees or other material events that do not involve roundtrip investments. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the filing of SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC citizens or residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE branches. If the shareholders of the offshore holding company who are PRC citizens or residents do not complete their registration with the local SAFE branches, the PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore company, and the offshore company may be restricted in its ability to contribute additional capital to its PRC subsidiaries. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC law for evasion of applicable foreign exchange restrictions.

M&A Rules

On August 8, 2006, six PRC regulatory agencies, including China Securities Regulatory Commission (“CSRC”), promulgated a rule entitled Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“the M&A Rules”) to regulate foreign investment in PRC domestic enterprises. The M&A rules, among other things, requires an overseas special purpose vehicle (“SPV”), formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. There remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that approval is required for this offering, we may face sanctions by the CSRC or another PRC regulatory agency.

The M&A Rules also establish procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise.

SAFE Regulations on Employee Share Options

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Share Holding Plan or Share Option Plan of Overseas Listed Company, or the Share Option Rule. Pursuant to the Share Option Rule, Chinese citizens who are granted share options by an overseas publicly listed company are required to register with SAFE through a Chinese agent or Chinese subsidiary of the overseas publicly listed company and complete certain other procedures. Our PRC employees who have been granted share options will be subject to these regulations. Failure of our PRC share option holders to complete their SAFE registrations may subject these PRC employees to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Markets under the symbol “MULG’”, however, there is no active public trading market for our common stock.We had 38,502,954 shares of common stock issued and outstanding as of April 15, 2021.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2021
First Quarter	$7.00	$7.00

Fiscal Year Ended December 31, 2020
First Quarter	$7.00	$7.00
Second Quarter	$7.00	$7.00
Third Quarter	$7.00	$7.00
Fourth Quarter	$7.00	$7.00

Fiscal Year Ended December 31, 2019
First Quarter	$5.40	$5.40
Second Quarter	$27.00	$27.00
Third Quarter	$27.00	$7.50
Fourth Quarter	$7.50	$7.00

Holders of Capital Stock

As of April 15, 2021, we had 1032 holders of our common stock and 1 holder of our Series A Preferred Stock.

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

Recent Sales of Unregistered Securities

Except as set forth below and those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, there were no equity securities of the registrant sold by the registrant during the period covered by this annual report that were not registered under the Securities Act.

On December 29, 2020, we sold through a Regulation S offering a total of 100,000 shares of common stock to two non-U.S. investors, at a price of $2.80 per share for an aggregate purchase price of $280,000. The transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Regulation S promulgated hereunder as a transaction by the Company not involving any public offering. The securities were sold in an offshore transaction by a foreign issuer, to foreign investors, not using any directed selling efforts in the United States. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 95.82% and 94.5% of our total revenue for the years ended December 31, 2020 and 2019, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the years ended December 31, 2020 and 2019. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products, with business commencing in June 2021. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2021.

Our 42,895 square meters of industrial land and 28,549 square meters of factory and office space located in Jinshan District, Shanghai are to be sold to the highest bidder for RMB 74.52 Million (US$11.42 million), and the buyer’s funds have been placed in escrow administered by the court. Our assets includes (i) 22,511 square meters of industrial land and 10,373 square meters of plant area and straw organic fertilizer production line in Weihai City, Shandong Province, and (ii) more than $2 million investment of land use right and the black goat slaughtering and processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, China.

As the factory area in Jinshan District, Shanghai City is too close to the urban area to produce straw organic fertilizer, some factory buildings, office buildings and spare land in Jinshan District, Shanghai City, have been leased to third parties. In August, 2020, the land use right and building of this factory was listed on Taobao’s online auction platform for sale by the Shanghai Jinshan People’s Court. The sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with the lienholders of the property and expect to clear all liens and legal claims attached to our subsidiary Shanghai Zongbao to improve our cash position. We plan to use the remaining sales proceeds for general working capital needs. The manufacturing base for the project of Shanghai Zongbao has already been relocated to our property in Weihai and therefore the sale of the land use rights and building facility will have no material adverse impact on our operations.

Viagoo Solutions

Viagoo logistic platform aims to provide a solution for shippers to easily optimise the logistics resources by either listing their assets in the platform for other shippers to book or request the logistic services via the platform. The flexible sharing model ensures shippers and carriers to be able to get the best deals so as to reduce the cost by maximizing utilization of the unused resources.

Viagoo platform provides full online tracking, route optimization and capacity planning options to help the carriers efficiently manage their operations. Using Internet of Things (IOT), GPS, mobile integration, document and data integration services, Viagoo platform is able to empower shippers and carriers with an up to date digital platform to support their digital transformations. With a ready Application Programming Interface (API) to various eCommerce platforms, shippers and carriers are able to plan their digital strategies and grow their businesses.

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

The acquisition of Viagoo Pte Ltd, a Singapore based online logistic platform, will enable the Muliang group of companies to optimize the transport logistics to lower the cost of delivery and increase the efficiency. The platform will connect truck drivers to Muliang and provide end to end tracking of delivery status. With this platform, it is expected to reduce delivery costs by 30%.

Viagoo platform is expected to be opened to the China market where other companies and merchants can book delivery services and transporters can sign on to list and provide their services. Development work has begun in August 2020 to provide localization and support for map and address services in China. The development and testing are expected to be completed in February 2021 and ready for launch in April 2021.

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

●	Automatic Scheduling – Delivery / Invoice data will be pushed to the VES for automatic schedule to the driver via VES mobile app. The criteria of automatic scheduling are based on location, time preference, and route zoning. These criteria can be configured and fine-tuned as the business progresses.

●	Route Optimisation – The system is able to automatically calculate the best routes based on various delivery points and constraints such as “time window”. With the route optimisation, the transport planner is able to handle new delivery addresses dynamically. Also if there is a change in delivery plans due to various unforeseen circumstances such as vehicle breakdown, customer last minute cancellation, the system is able to re-optimise quickly by pushing a button.

●	VES Driver app - Task tracking – Once the tasks are started, they will be tracked till the jobs are completed. If e-sign is accepted, customers can sign and acknowledge the acceptance of goods using VES’ mobile sign feature built into the app or by taking a photo of the signed invoices or deliver orders (usually the last page of the document).

●	Customer Notification – Customers will be notified via email upon the completion of the delivery. A copy of the invoice / delivery order along with the signed copies will be sent to customers (customer email list to be maintained in the system) via email.

●	Reports – Delivery reports are available for operations managers to track the performance and status of the delivery operations.

●	VES Temperature Sensor Tracking Services – This is an additional module for real-time tracking of temperature control (via a GPS temperature tracking device installed in the truck) trucks for the purpose of preventing food waste and ensuring food safety.

VES is charged based on a monthly subscription by vehicles and by users. It is integrated with VTM and jobs received via VTM can be assigned and tracked automatically by VES.

Enterprise Systems – This is a project based system integration. The enterprise system is charged based on project price and annual maintenance service fees. As Viagoo smart logistics platform gains acceptance in local markets, we expect business opportunities to arise for us to custom build enterprise solutions in the healthcare as well as logistics sectors. For example, Parkway Pantai Singapore is using us to custom build the online logistic job assignment and tracking of lab sample collection / delivery between clinics / hospitals and lab. This is to facilitate efficient deployment of the delivery resources and to ensure compliance is achieved in a tightly controlled fashion.

Recent Development

Impact of COVID-19

Started in December 2019, the outbreak of COVID-19 caused by a novel strain of the coronavirus has become widespread in China and in the rest of the world, including in each of the areas in which the Company, its suppliers and its customers operate. In order to avoid the risk of the virus spreading, the Chinese government enacted various restrictive measures, including suspending business operations and quarantines, starting from the end of January 2020. We followed the requirements of local health authorities to suspend operation and production and have employees work remotely in February and March 2020. Since April 2020, we gradually resumed production and are now operating at full capacity.

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

Disposal of Land use right for repayment of debt

The Land use right and related building are expected to be sold to Yigang (Shanghai) Technology Development Co., Ltd. for repayment of debt due to Agricultural Bank of China. The assets (land and building) have been appraised for RMB 97.64 Million (US$14.96 million), more than the sale price of RMB 74.52 Million (US$11.42 million).

The assets went through a court-arranged sale in August 2020. While the sale has not closed due to COVID-caused court backlog, the court provided a distribution plan of sale proceeds to all involved parties on March 15, 2021. The buyer’s full purchase amount has been escrowed with the court since August 2020. The court has indicated to the Company that it is expected to complete the sale by April 2021, subject to administrative clearance from various departments within the court.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $8,596,332 and $9,571,836 as of December 31, 2020 and December 31, 2019, respectively. Our cash balances as of December 31, 2020 and December 31, 2019 were $348,834 and $103,868, respectively. We had current liability of $22,152,210 at December 31, 2020 which would be due within the next 12 months. In addition, we had a working capital of $4,001,073 and working capital deficit of $6,213,140 at December 31, 2020 and 2019, respectively.

As a result of the improved liquidity since last fiscal year, the Company has resolved the going concern issue.

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

Revenue for logistics-related service is derived from Viagoo subsidiaries. Through an online service platform,  the company provides the operation management service to support customers. For VTM service, revenue is charged to carriers based on certain percentage of the freight charges. For VES service, revenue is recognized based on monthly subscription by vehicles and by users. For system integration service, revenue is recognized over time based on the progress of project and annual maintenance service.

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company leased part of the building of the Shanghai new plant to third parties as a warehouse. The Company recognizes building leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the years ended December 31, 2020 and 2019, rental income was $54,277 and $194,663.

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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 96.2% of our total revenue for the year ended December 31, 2020.

As a result of the COVID-19 outbreak in December 2019 and continuing in the first three quarters of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in the first three quarters of 2020. Evidently, our operating scale shrank significantly over the whole year of 2020.

Operating Results for the Years Ended December 31, 2020 and 2019

	Years Ended December 31,
	2020	2019	Fluctuation
	$	$	$	%
Revenues-fertilizer	10,548,324	12,178,231	(1,629,907)	-13.38%
Revenues-logistic	378,853	-	378,853	N/A
Revenues-agricultural products	81,355	704,019	(622,664)	-88.44%
Subtotal of revenue	11,008,532	12,882,250	(1,873,718)	-14.54%
Cost-fertilizer	5,994,087	6,742,300	(748,213)	-11.10%
Cost-logistic	133,905	-	133,905	N/A
Cost-agricultural products	120,765	803,880	(683,115)	-84.98%
Subtotal of cost	6,248,757	7,546,180	(1,297,423)	-17.19%
Gross profit	4,759,775	5,336,070	(576,295)	-10.80%
Gross margin	43.24%	41.42%
Operating expenses:
General and administrative expenses	2,677,054	1,557,906	1,119,148	71.84%
Selling expenses	464,942	698,071	(233,129)	-33.40%
Total operating expenses	3,141,996	2,255,977	886,019	39.27%
Income(loss) from operations	1,617,779	3,080,093	(1,462,314)	-47.48%
Other income (expense):
Interest expense	(700,030)	(452,470)	(247,560)	54.71%
Subsidy income	-	143,187	(143,187)	-100.00%
Rent net income	6,276	60,940	(54,664)	-89.70%
Other income (expense), net	(339,097)	(120,915)	(218,182)	180.44%
Total other income (expense)	(1,032,851)	(369,258)	(663,593)	179.71%
Income before income taxes	584,928	2,710,835	(2,125,907)	-78.42%
Income taxes	(394,979)	505,456	(900,435)	-178.14%
Net income	979,907	2,205,379	(1,225,472)	-55.57%

Revenue.

Total revenue for fertilizer decreased from $12,178,231 for the year ended December 31, 2019 to $10,548,324 for the year ended December 31, 2020, which represented a decrease of $1,629,907, or approximately 13.38%. The decrease in revenue was mainly due to the impact of COVID-19. Some large customers suspended to purchase our fertilizer products during the epidemic period. Such as Huizhou Sijilv Agricultural Products Co., Ltd., Guangzhou Nonggengshen Planting Cooperative, and Guangzhou Zhichangwang Planting Cooperative, etc. The economy is recovering from the epidemic. We expect to increase our sales significantly in the near future.

Cost of sales

Cost of sales for fertilizer decreased from $6,742,300 for the year ended December 31, 2019 to $5,994,087 for the year ended December 31, 2020, which represented a decrease of approximately $748,213, or 11.10%. The decrease in cost of revenue was in line with the decrease in revenue.

Gross profit

The gross profit for fertilizer decreased from $5,435,931 for the year ended December 31, 2019 to gross profit of $4,554,237 for the year ended December 31, 2020. The gross margin increased from 41.42% for the year ended December 31, 2019 to 43.24% for the year ended December 31, 2020. The gross margin kept stable.

Expenses.

We incurred $464,942 in selling expenses for the year ended December 31, 2020, compared to $698,071 for the year ended December 31, 2019. We incurred $2,677,054 in general and administrative expenses for the year ended December 31, 2020, compared to $1,557,906 for the year ended December 31, 2019. Total selling, general and administrative expenses increased by $886,019, or 39.27% for the year ended December 31, 2020 as compared to the same period in 2019. Our selling expenses decreased by $233,129 and our general and administrative expenses increased by $1,119,148. The decrease in our selling expenses was mainly due to the decrease in salaries expense, travelling expense, etc., for selling department. The increase in general and administrative expenses was due to increased professional expenses relating to our public offering for the year ended December 31, 2020. We expect our general and administrative expense to continue increase for the next year, if we successfully complete our public offering.

Interest income (expense).

We incurred $700,030 in interest expense during the year ended December 31, 2020, compared with interest expense of $452,470 for the year ended December 31, 2019. The increased interest expense reflects the increased loan balance as of December 31, 2020.

Net Income.

Our net income was $979,907 for the year ended December 31, 2020, compared with net income of $2,205,379 for the year ended December 31, 2019, representing a decrease of $1,470,420, or 55.57%. The significant decrease in net income was mainly due to the significant decrease in revenue, the increase in operating expense, and lesser government subsidy income for the year ended December 31, 2020.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2020 and December 31, 2019 our working capital was $5,145,436 and working capital deficit was $6,213,140, respectively. The significant improvement in our working capital deficit was reflecting faster increase in our current assets, especially the significant increase in account receivable balance.

We have financed our operations over the years ended December 31, 2020 and 2019 primarily through proceeds from stock issuance and advances from related parties, and net cash inflow from operations.

The components of cash flows are discussed below:

	For the Years Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$1,807,790	$3,759,100
Net cash provided by (used in) investing activities	(75,346)	(1,318,129)
Net cash (used in) provided by financing activities	(1,368,247)	(2,277,001)
Exchange rate effect on cash	(119,231)	(72,880)
Net cash inflow (outflow)	$244,966	$91,090

Cash provided by Operating Activities

Net cash provided by operating activities was $1,807,790 for the year ended December 31, 2020. Cash provided by operating activities for the year ended December 31, 2020 consisted primarily of net income of $979,907, which was adjusted by depreciation and amortization of $965,296, and deferred income tax assets of $429,232. The Company had an increase of $3,974,562 in account payables, an increase of $870,166 in other payable, which were offset by an increase of $6,121,606 in accounts receivable, and an increase of $125,255 in inventory.

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

Cash used in Investing Activities

Net cash used in investing activities was $75,346 for the year ended December 31, 2020. The investment activity was payments made for construction in progress.

Net cash used in investing activities was $1,318,129 for the year ended December 31, 2019. The investment activity was payments made for construction in progress.

Cash used in Financing Activities

Net cash used in financing activities was $1,368,247 for the year ended December 31, 2020. During the period, cash used in financing activities consisted of repayment of $845,807 to related party, short term loan repayment of $802,440, and proceeds from issuing common stock of $280,000.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of December 31, 2020
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$5,996,927	$4,571,452	$1,425,475	$—	$—
Others	—	—	—	—	—
	$5,996,927	$4,571,452	$1,425,475	$—	$—

Commitments for Capital Expenditure

There is no commitment for capital expenditure as of December 31, 2020.

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
Muliang Viagoo Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muliang Viagoo Technology, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, CA

April 15, 2021

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$348,834	$103,868
Accounts receivable, net	13,455,551	7,706,262
Due from related party	1,155,429	-
Inventories	147,271	262,682
Prepayment	513,491	354,813
Other receivables, net	10,686,077	47,653
Total Current Assets	26,306,653	8,475,278

Property, plant and equipment, net	6,266,743	15,094,080
Right of use assets	1,413,598	3,099,564
Intangible assets, net	16,198	5,275
Goodwill	709,705	-
Other assets and deposits	20,955	40,021
Deferred tax asset	454,848	19,348

Total Assets	$35,188,700	$26,733,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$4,571,452	$5,373,859
Accounts payable and accrued payables	10,025,369	5,162,993
Advances from customers	297,003	250,158
Income tax payable	529,416	497,251
Other payables	5,584,607	2,394,832
Due to related party	153,370	1,009,325
Total Current Liabilities	21,161,217	14,688,418

Long-term loans	1,425,475	1,855,294
Deferred tax liabilities	605	-
Total Liabilities	22,587,297	16,543,712

Commitments and Contingencies

Stockholders’ Equity:
Series A Preferred Stock, $0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of December 31, 2020 and 2019.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,502,954 and 37,341,954 shares issued and outstanding as of December 31, 2020 and 2019.	3,850	3,734
Additional paid in capital	19,933,793	19,398,854
Accumulated deficit	(8,596,332)	(9,571,836)
Accumulated other comprehensive income	1,128,351	233,288
Stockholders’ Equity – Muliang Viagoo Technology Inc. and Subsidiaries	12,471,562	10,065,940
Noncontrolling interest	129,841	123,914
Total Stockholders’ Equity	12,601,403	10,189,854
Total Liabilities and Stockholders’ Equity	$35,188,700	$26,733,566

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For Year Ended December 31,
	2020	2019

Revenues	$11,008,532	$12,882,250
Cost of goods sold	6,248,757	7,546,180
Gross profit	4,759,775	5,336,070

Operating expenses:
General and administrative expenses	2,677,054	1,557,906
Selling expenses	464,942	698,071
Total operating expenses	3,141,996	2,255,977

Income from operations	1,617,779	3,080,093

Other income (expense):
Interest expense	(700,030)	(452,470)
Subsidy income	-	143,187
Rental income, net	6,276	60,940
Other income (expense), net	(339,097)	(120,915)
Total other expenses	(1,032,851)	(369,258)

Income before income taxes	584,928	2,710,835

Income taxes	(394,979)	505,456

Net income	979,907	2,205,379

Net income attributable to non-controlling interest	4,403	3,814
Net income attributable to Muliang Viagoo Technology, Inc. common stockholders	975,504	2,201,565

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	896,587	(111,336)

Total Comprehensive income	1,876,494	2,094,043
Total comprehensive income attributable to non-controlling interests	5,927	3,377
Total comprehensive income attributable to Muliang Viagoo Technology, Inc. common stockholders	$1,870,567	$2,090,666

Earnings per common share
Basic and diluted	0.03	0.04

Weighted average common shares outstanding
Basic	37,908,242	52,073,278
Diluted	37,908,242	52,073,278

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance, December 31, 2018	-	$-	56,341,718	$5,634	19,398,854	(11,773,401)	344,187	120,537	8,095,811
Common stock transferred to Series A Preferred Stock	19,000,000	1,900	(19,000,000)	(1,900)	-	-	-	-	-
Rounded shares adjustment	-	-	236	-	-	-	-	-	-
Net income	-	-	-	-	-	2,201,565	-	3,814	2,205,379
Foreign currency translation adjustment	-	-	-	-	-	-	(110,899)	(437)	(111,336)
Balance, December 31, 2019	19,000,000	$1,900	37,341,954	$3,734	19,398,854	(9,571,836)	233,288	123,914	10,189,854
Issuance of common stock	-	-	1,161,000	116	534,939	-	-	-	535,055
Net income	-	-	-	-	-	975,504	-	4,403	979,907
Foreign currency translation adjustment	-	-	-	-	-	-	895,063	1,524	896,587
Balance, December 31, 2020	19,000,000	1,900	38,502,954	3,850	19,933,793	(8,596,332)	1,128,351	129,841	12,601,403

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$979,907		$2,205,379
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	965,296		1,066,196
Bad debt expense	1,175,424		61,934
Employment cost settled by issuing common stock	140,000		-
Deferred income tax assets	429,232		433,374
Changes in assets and liabilities:
Accounts receivable	(6,013,323)		(3,744,204)
Inventories	125,255		180,382
Prepayment	(27,893)		1,161,433
Other receivables	18,885		54,342
Accounts payable and accrued payables	4,193,548		745,653
Account payable – related party	-		(115,853)
Advances from customers	29,008		41,543
Income tax payable	-		72,082
Other payables	(207,549)		1,596,839
Net cash provided by operating activities	1,807,790		3,759,100

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in construction in progress	(75,346)		(1,318,129)
Net cash used in investing activities	(75,346)		(1,318,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock	280,000		-
Proceeds from (Repayment to) third party individual	-		307,833
Repayment to related party	(845,807)		(2,434,949)
Repayment of short-term loans	(802,440)		(149,885)
Net cash used in financing activities	(1,368,247)		(2,277,001)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(119,231)		(72,880)

NET INCREASE IN CASH	244,966		91,090
CASH, BEGINNING OF PERIOD	103,868		12,778
CASH, END OF PERIOD	348,834		103,868
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$(85,181)		$(1,321,947)
Cash paid for income tax	$-		$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Disposal of Fixed assets for debt settlement without cash flow	$12,087,691	$
Long term loan transfer to current portion of long-term debt	1,082,588		(1,321,947)
Debt transferred to related party from third parties	2,318,796		-
Acquisition of subsidiary by issuing common stock	$2,830,800		$-

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

On July 11, 2013, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Viagoo Development Co., Ltd. (“Agritech Development”) in Shanghai, China. On November 6, 2013, Muliang Industry sold 40% of the outstanding equity of Agritech Development to Mr. Jianping Zhang for consideration of approximately $65,000 or RMB 400,000. Agritech Development does not currently conduct any operations.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On July 17, 2013, Muliang Industry entered into an equity purchase agreement to acquire 100% of the outstanding equity of Shanghai Zongbao Environmental Construction Co., Ltd. (“Shanghai Zongbao”) with consideration of approximately $3.2 million or RMB 20 million, effectively becoming the wholly-owned subsidiary of Muliang Industry. Shanghai Zongbao was incorporated in Shanghai on January 25, 2008. Shanghai Zongbao processes and distributes organic fertilizers. Shanghai Zongbao wholly owns Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”).

On August 21, 2014, Muliang Agricultural Limited (“Muliang HK”) was incorporated in Hong Kong as an investment holding company.

January 27, 2015, Muliang HK incorporated a wholly foreign-owned enterprise, Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), in China

On July 8, 2015, Muliang Viagoo entered into certain stock purchase agreement with Muliang HK, pursuant to which Muliang Viagoo, for a consideration of $5,000, acquired 100% interest in Muliang HK and its wholly-owned subsidiary Shanghai Mufeng. Both Muliang HK and Shanghai Mufeng are controlled by the Company’s sole officer and director, Lirong Wang.

On July 23, 2015, Muliang Industry established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

On September 3, 2015, Muliang Viagoo effected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding of which 120,000,000 were owned by Chenxi Shi, the founder of Muliang Viagoo and its sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

On January 11, 2016, Muliang Viagoo issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of Muliang Viagoo on that date, transferred 120,000,000 shares of common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by Muliang Viagoo, whereby Muliang Viagoo would derive all substantial economic benefit generated by Muliang Industry and its subsidiaries.

As a result, Muliang Viagoo has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, Muliang Viagoo exercises control over Muliang Industry. Muliang Industry has two wholly-owned subsidiaries (Shanghai Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary Zongbao Cangzhou.

On June 6, 2016, Muliang Industry established a wholly-owned subsidiary, namely, Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”) in Henan Province, the central plain of China. Ningling Fertilizer is setup for a new production line of bio-chemical fertilizer and has not begun any operation yet.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

On June 19, 2020, the Company entered into a Share Exchange Agreement with Viagoo Pte Ltd. and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo. Pursuant to the SEA, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 1,011,000 shares of the Company’s restricted common stock, valued at $2.80 per share.

Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock, the change of corporate name from “Mullan Agritech Inc.” to “Muliang Viagoo Inc.”, and the creation of one hundred million (100,000,000) shares of Blank Check Preferred Stock.

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

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

On June 26, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of the State of the State of Nevada, changing its name from “Muliang Agritech, Inc.” to “Muliang Viagoo Technology, Inc.”. In connection with the name change, our stock symbol changed to “MULG”.

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

Pursuant to the SEA, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 1,011,000 shares of the Company’s restricted common stock, valued at $2.80 per share. The Company recognized $673,278 in goodwill as result of this transaction.

Management determined that the results of operations of Viagoo from June 19, 2020 to June 30, 2020 were not material to the Company’s consolidated results of operations, and as a result has excluded them from the Company’s consolidated results of operations and cash flows for the year end December 31, 2020.

Muliang Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Heilongjiang, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded for these transactions. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $8,596,332 and $9,571,836 as of December 31, 2020 and December 31, 2019, respectively. Our cash balances as of December 31, 2020 and December 31, 2019 were $348,834 and $103,868, respectively. We had current liabilities of $21,161,217 and $14,688,418 as of December 31, 2020 and December 31, 2019, which would be due within the next 12 months. In addition, we had a working capital of $4,001,073 and working capital deficit of $6,213,140 as of December 31, 2020 and December 31, 2019, respectively.

In August, 2020, the land use right and building of this factory was listed on Taobao’s online auction platform for sale by the Shanghai Jinshan People’s Court. While the sale has not closed due to COVID-caused court backlog, the court provided a distribution plan of sale proceeds to all involved parties on March 15, 2021. The buyer’s full purchase amount has been escrowed with the court since August 2020. The court has indicated to the Company that it is expected to complete the sale by April 2021, subject to administrative clearance from various departments within the court. The assets are to be sold to the highest bidder for RMB 74.52 Million (US$11.42 million), and the buyer’s funds have been placed in escrow administered by the court.

Based on the distribution plan provided by the court, after deducting related court expenses, ABC shall be entitled to RMB 36 Million (full principal amount and accrued interest of the loan), Shanghai Zhongta Construction Engineering Co., Ltd. Shall be entitled to RMB 27.6 Million (as amount due for the construction of the production facility) and Zongbao shall receive the remaining RMB 5.2 Million. The sale of the assets will improve the company’s liquidity but at the same time have no impact on Company’s operation as the facility has not been in use as our production plant. As a result of the improved liquidity since last fiscal year, the Company has resolved the going concern issue.

The assets are expected to be sold to Yigang (Shanghai) Technology Development Co., Ltd. We had no prior relationship with the company. They were the highest bidder in the court sale.

The assets (land and building) have been appraised for RMB 97.64 Million (US$14.96 million), more than the sale price of RMB 74.52 Million (US$11.42 million).

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2020 and 2019.

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

Revenue for logistics-related service is derived from Viagoo subsidiaries. Through an online service platform, the company provides the operation management service to support customers. For VTM service, revenue is charged to carriers based on certain percentage of the freight charges. For VES service, revenue is recognized based on monthly subscription by vehicles and by users. For system integration service, revenue is recognized over time based on the progress of project and annual maintenance service.

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company currently leased part of the building of the Shanghai new plant to third parties as warehouse. The Company recognizes building leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

The Company recognized rental income from leasing a portion of its manufacturing facility located in Shanghai to third parties. For the years ended December 31, 2020 and 2019, rental income of $54,277 and $194,663 were recognized as other income.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the years ended December 31, 2020 and 2019 was gain of $909,436 and loss of $111,336, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For business in China, asset and liability accounts at December 31, 2020 and 2019 were translated at 6.5277 RMB to $1 USD and 6.9499 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the years ended December 31, 2020 and 2019 were 6.9001 RMB and 6.9053 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at December 31, 2020 was translated at 1.3217 SGD to $1 USD. The average translation rates applied to the statements of income for the years ended December 31, 2020 was 1.3792 SGD to $1 USD.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2020 and 2019.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

The following table summarizes the carrying values of the Company’s financial instruments:

	December 31, 2020	December 31, 2019

Current portion of long-term loan	$4,571,452	$5,373,859
Long-term loan	1,425,475	1,855,294
	$5,996,927	$7,229,153

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

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019

Accounts receivable	$14,763,516	$8,047,929
Less: Allowance for doubtful accounts	(1,307,965)	(341,667)
Total, net	$13,455,551	$7,706,262

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $1,307,965 and $341,667 for the years ended December 31, 2020 and 2019.

The novel coronavirus epidemic that began in the PRC at the beginning of 2020 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of December 31, 2020. As of the date of this report, a majority of the Company’s customers have resumed normal operations.

As of the filing date, a balance of $6,158,418 account receivable out of the total balance as of December 31, 2020 has been collected

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31, 2020	December 31, 2019

Raw materials	$48,524	$116,907
Finished goods	111,547	157,798
Allowance	(12,800)	(12,023)
Total, net	$147,271	$262,682

NOTE 5 – PREPAYMENT

The prepayment balance of $513,491 as of December 31, 2020 represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2020 and 2019 consisted of:

	December 31,	December 31,
	2020	2019
Building	$2,949,493	$12,715,941
Operating equipment	2,758,704	2,785,557
Vehicle	86,828	81,552
Office equipment	26,783	20,762
Apple Orchard	1,041,377	789,344
Construction in progress	1,829,057	1,709,144
	8,692,242	18,102,300
Less: Accumulated depreciation	(2,425,499)	(3,008,220)
	$6,266,743	$15,094,080

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

For the years ended December 31, 2020 and 2019, depreciation expense amounted to $785,893 and $991,408, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,829,057 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total cost of $1,413,598 as of December 31, 2020 represents the two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province.

The total cost of $3,099,564 as of December 31, 2019 represents the three industrial land use rights located in Shanghai city, Weihai City, Shandong Province, and Chuxiong City, Yunnan Province.

The land use right located in Shanghai city, with a book net value of $1,808,882, and the related building are to be sold to the highest bidder for RMB 74.52 Million (US$11.42 million), and the funds from Yigang (Shanghai) Technology Development Co., Ltd., the buyer, have been placed in escrow administered by the court. Please refer to Note 9.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	December 31,	December 31,
Deferred tax assets, non-current	2020	2019
Deficit carried-forward	$20,600	$19,348
Allowance	434,248	-
Deferred tax assets	454,848	19,348
Less: valuation allowance	-	-
Deferred tax assets, non-current	$454,848	$19,348

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS

As of December 31, 2020, current portion of long-term loans refers to $4,571,452 due to Agricultural Bank of China (“ABC”), which is collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

The Company has been in “default” with the loan payable to ABC. The bank has taken legal action against the Company and on April 26, 2020, the bank has been awarded a judgment by the PRC courts for $4,359,925 (RMB 30,301,044). This amount is expected to be fully settled in April 2021 upon completion of the auction sale of the collateralized land use right and related building in Shanghai city.

The loan agreement was entered into between Agricultural Bank of China (“ABC”) and one of our VIEs Shanghai Zongbao Environment Company Engineering Co., Ltd. (“Zongbao”) on October 29, 2014 (the “Loan Agreement”) for a total loan amount of RMB 45 Million (approximately US$6.43 million) at a floating interest rate of 20% premium to the base rate published by the People’s Bank of China for loans of the same tenure and same loan grade per annum (the “Loan”). The loan was given as part of a project financing for the construction of production facility and the development of our fertilizer business. Pursuant to the Loan Agreement, Zongbao was obligated to make repayments based on the following schedule:

●	RMB 2 million on August 25, 2016,

●	RMB 3 million on February 25, 2017,

●	RMB 5 million on August 25, 2017,

●	RMB 5 million on February 25, 2018,

●	RMB 8 million on August 25, 2018,

●	RMB 10 million on February 25, 2019,

●	RMB 12 million on September 25, 2019.

Zongbo repaid the loan as scheduled through September 30, 2017 (total RMB 10 Million). However, a local government policy was later implemented in the Industrial Park where the Company’s then newly-built facility is located. Because the Industrial Park shifted its focus to concentrate on businesses relating to food production, machinery and renewable energy, Company’s organic fertilizer business was not permitted. It is very common for China and large cities such as Shanghai to implement such sudden policy change to promote the development of industrial park characteristics. Because of this regulatory change and Company’s inability to satisfy the use of proceeds based on the new policy, Agricultural Bank of China initiated on the “default” of the Loan Agreement and commenced legal action against Zongbao and its guarantors on January 18, 2018 to demand early repayment of the remaining RMB 35 Million. In addition, as a condition of the loan, if the borrower fails to repay the principal of the loan within the time limit specified in the contract, the interest on the overdue loan will rise by 50%. If the borrower’s default causes the creditor to resort to litigation and other methods to realize the creditor’s rights, the lender’s attorney fees, travel expenses, and other enforcement fees shall be borne by the borrower.

The land and production facility of Zongbao was collateralized to secure the loan. In addition, the Loan Agreement was guaranteed personally by Mr. Lirong Wang (as the legal representative) and affiliated entities, Shanghai Muliang Industrial Co., Ltd., and Weihai Fukang Biological Fertilizer Co., Ltd. (“Weihai Fukang”). It is a common practice in China for the banks to demand a personal guarantee for these types of financing. See Note 16 for further information.

As of December 31, 2020, the amount of $281,112 represents the long-term loan owed to Ms. Hui Song. The amount owed to Ms. Hui Song is non-interest bearing, unsecured, and due after December 31, 2020.

Long-term loan and current portion of long-term loan consisted of the following:

	December 31,	December 31,
	2020	2019
Loan payable to Agricultural Bank of China, annual interest rate ranges from 6% to 7.2%	$4,571,452	$4,294,707
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by July 18, 2022.	1,144,363	1,079,152
Long-term loans and interest payable to individuals and entities without interest	281,112	1,855,294
	5,996,927	7,229,153
Less: Current portion of long-term loans payable	4,571,452	5,373,859
Total, net	$1,425,475	$1,855,294

As of December 31, 2020, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$4,571,452
Year 2	1,425,475
Total	$5,996,927

The Company recognized interest expenses of $700,030 and $452,470 for the years ended December 31, 2020 and 2019, respectively.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Share Exchange Agreement, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 1,011,000 shares of the Company’s restricted common stock, valued at $2.80 per share.

On June 28, 2020, the Company issued 50,000 of restricted common stock as the compensation for Shaw Cheng “David” Chong, the new Chief Financial Officer of the Company.

On December 29, 2020, the Company issued 100,000 of restricted common stock to two investors for US$280,000 valued at $2.80 per share.

As of the date of this report, there were 38,502,954 shares of common stock outstanding.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance of $1,155,429 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company, which includes payable balance of $445,661 and receivable balance of $1,601,090.

The payable balance of $445,661 represents the amount paid to the Company by Mr. Lirong Wang. For the year ended December 31, 2020, the Company borrowed $2,748,129 from Mr. Lirong Wang, and repaid $3,164,170.

The receivable balance of $1,601,090 related to the sold Land use right and Fixed assets for the repayment of debts to Agricultural Bank of China. The Company has not received the repayment amount as of December 31, 2020, and recorded as receivable from Mr. Lirong Wang.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

*Due to related parties

Outstanding balance due to Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	December 31,	December 31,
	2020	2019	Relationship
Mr. Lirong Wang	-	861,702	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	97,587	73,474	Controller/Accounting Manager of the Company
Mr. Guohua Lin	55,783	74,149	Senior management / One of the Company’s shareholders
Total	153,370	1,009,325

For the year ended December 31, 2019, the Company borrowed $3,950,414 from Mr. Lirong Wang, and repaid $4,272,035.

For the year ended December 31, 2020, the Company borrowed $53,694 from Mr. Guohua Lin, and repaid $29,581.  For the year ended December 31, 2019, the Company borrowed $237,041 from Mr. Guohua Lin, and repaid $165,455.

For the year ended December 31, 2020, the Company borrowed $71,158 from Ms. Xueying Sheng and repaid $89,524. For the year ended December 31, 2019, the Company borrowed $49,070 from Ms. Xueying Sheng and repaid $115,316.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2020 and 2019.

	For the year ended
	December 31,
Customer	2020		2019
	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	4,053,136	38%	3,026,072	23%
Huizhou Siji Green Agricultural Products Co., Ltd	N/A	N/A	2,297,573	18%
Guangzhou Xianshangge Trading Co., Ltd	4,255,503	40%	N/A	N/A

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2020 and 2019.

	For the year ended
	December 31,
Suppliers	2020		2019
	Amount	%	Amount	%
A	2,618,036	35%	3,357,250	54%
B	N/A	N/A	1,649,276	26%
C	N/A	N/A	616,587	10%
D	725,566	10%	N/A	N/A

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2020 and 2019, the Company’s cash balances by geographic area were as follows:

	December 31,			December 31,
	2020			2019
United States	$			$-	0%
China		340,381	98%	103,868	100%
Singapore		8,453	2%
Total cash and cash equivalents		$348,834	100%	$103,868	100%

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the years ended December 31, 2020 and 2019, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

Singapore

Viagoo is incorporated in Singapore where tax is levied on profits at rate of 17.0%. Singapore uses a territorial tax system. Post-tax profit distributions (i.e. dividends) to shareholders are tax-free. Singapore does not tax on capital gains.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhonglian, Heilongjiang and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Years Ended
	December 31,	December 31,
	2020	2019
US Statutory income tax rate	21.00%	21.00%
PRC income tax adjustment	4.00%	4.00%
Valuation allowance	(73.38)%	0.00%
Effect of expenses not deductible for tax purpose	0.00%	0.00%
Effect of income tax exemptions and reliefs	0.00%	0.00%
Others	(19.14)%	(6.35%
Total	(67.53)%	18.65%

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2020	2019
Current	$34,253	$72,082
Deferred	(429,232)	433,374
Total	$(394,979)	$505,456

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of December 31, 2020 and 2019.

MULIANG VIAGOO TECHNOLOGY INC. AND SUBSIDIARIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Years Ended		For the Years Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Fertilizer	$10,548,324	$12,178,231	$5,994,087	$6,742,300
Logistic	378,853	-	133,905	-
Agricultural products (food) sales	81,355	704,019	120,765	803,880
Total	$11,008,532	$12,882,250	$6,248,757	$7,546,180

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Shanghai Aoke Chemicals Co., Ltd., an entity commonly controlled by the Company’s CEO, Mr. Lirong Wang, (“Shanghai Aoke”) placed with Shanghai Nai Sheng Kalan Industrial Co., Ltd. (“Shanghai Nai Sheng”) an equipment procurement order of RMB 25 million (approximately US$3.84M) in 2013. Due to a product defect issue at the fault of Shanghai Nai Sheng, Shanghai Aoke suspended payments to Shanghai Nai Sheng, and RMB 2.94 million remains to be paid to Shanghai Nai Sheng as of September 2017, guaranteed by Shanghai Zongbao, a subsidiary of the Company. In August 2020, Shanghai Nai Sheng commenced a legal proceeding against Shanghai Aoke in the Jinshan District People’s Court for the payment of the balance of the purchase order, concurrently enjoining Zongbao as the guarantor. When Shanghai Nai Sheng eventually brought the legal action against Shanghai Aoke, the total amount owed had been reduced from RMB 2.94 million to RMB 1.21 Million (approximately US$184,000) based on payments made between September 2017 and August 2020. The reduced figure was confirmed by all parties in a court mediation on December 3, 2020, and a settlement was reached pursuant to which all amounts due shall be paid by June 30, 2021. As of the date this report is available for issue, the balance remained to be payable, for which Shanghai Zongbao is a guarantor, amounts to $184,599.

NOTE 16 – SUBSEQUENT EVENTS

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

Currently, we have two civil proceedings, including: (1) default over a loan agreement between Shanghai Zongbao and Agricultural Bank of China Jinshan Sub-branch, the judgment for which has become effective since January 14th, 2019; and (2) default over a construction contract between Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd., as to which both parties reached a mediation agreement through the mediation procedure held by the court. The cause for both cases is that the established project of organic fertilizer production could not be continued due to the change of business focus of the industrial park in which the company is located to food, machinery and new energy industries. This caused defaults with both aforementioned parties. The relevant land and production building were mortgaged under to Agricultural Bank of China, and Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd ., with the understanding that the value of the assets will be sufficient to cover the debts under these two cases. We expect the outstanding defaults will be satisfied by a disposition of the mortgaged asset. Both the Agriculture Bank of China (“ABC”) and Shanghai Zongbao agreed to allow Shanghai Jinshan People’s Court to list the asset on Taobao’s online auction platform for sale. On August 5, 2020, the sale price achieved after competitive biddings was RMB74,515,000 (approximately $10.8 million). The net proceedings from this auction after deducting administrative costs and tax is approximately RMB69,554,095 (approximately $10.6 million). This amount has been included under other receivable as of December 31, 2020. Subsequently, we have entered into a settlement agreement with ABC for the settlement of the remaining loan balance in the amount of RMB29,900,000 (approximately $4.3 million). We plan to repay ABC and amount owed to the contractor (RMB24,800,000) with the sales proceeds and expect to receive the remaining balance of RMB19,815,000 (approximately $3 million).

The assets are undergoing a court-arranged sale since August 2020. While the transaction has yet to complete due to COVID-caused court backlog, the court provided a distribution plan of sale proceeds to all involved parties on March 15, 2021. The buyer’s full purchase amount has been escrowed with the court since August 2020. The court has indicated to the Company that it is expected to complete the sale by April 2021, subject to administrative clearance from various departments within the court.

The assets are expected to be sold to Yigang (Shanghai) Technology Development Co., Ltd. (“Yigang”). The Company had no prior relationship with Yigang. Yigang was the highest bidder in the court sale.

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to December 31, 2020 but prior to April 15, 2021, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2020. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2020.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2020.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Lirong Wang	48	Chief Executive Officer and Chairman of the Board
Shaw Cheng “David” Chong	59	Chief Financial Officer
Nunissait Tjandra	59	Director
Scott Silverman*(1)(2)(3)	54	Independent Director Nominee; Chair of Audit Committee
Vick Bathija*(1)(2)(3)	35	Independent Director Nominee; Chair of Compensation Committee
Guofu Zhang*(1)(2)(3)	41	Independent Director Nominee; Chair of Nomination Committee

*	The individual consents to be in such position upon Company’s listing on the Nasdaq Stock Market.

(1)	Member nominees of the Audit Committee

(2)	Member nominees of the Compensation Committee

(3)	Member nominees of the Nominating Committee

Lirong Wang has been the Chief Executive Officer and Chairman of the Board since January 11, 2016. Mr. Wang has also been the Chairman and CEO of Shanghai Muliang Industries Co., Ltd. since December 2006. From November 2002 to November 2006, Mr. Wang was general manager of Shanghai Aoke Chemical Products Co., Ltd. Mr. Wang received his bachelor’s degree in storage management from Harbin University of Commerce in 1996.

Shaw Cheng “David” Chong has over 30 years working experience in medium and large private and publicly listed manufacturing companies. Familiar with navigating China, US, Europe, Singapore and other capital markets, his expertise includes international financial management, operations, auditing, funding, business development, internal control maintenance, corporate governance and investor relations. He has qualifications in professional accountancy studies from ACCA (the Association of Chartered Certified Accountants). Mr. Chong was China Financial Controller for Amtek Engineering Ltd (SGX: Amtek Engineering) from 1991 to 2006. From 2007 to 2010 he was Strategic Advisor to both Yan Zhi Hong Shoe Manufacturer Ltd as well as China Recycling Energy Corporation (Nasdaq: CREG), and later in 2010 he became CREG’s Investor Relationship Director prior to assuming the role of Chief Financial Officer from 2011 to 2015, and reverting to Strategic Advisor until May 2016. From May 2015 to March 2019, Mr. Chong served as the Managing Director (Asia) of Hover Energy LLC, and concurrently from March 2016 to December 2016, he acted as Treasurer and Interim President of Nutrastar International. Mr. Chong became board advisor to NexG Pte Ltd. in November 2016 and was subsequently appointed as Chief Financial Officer of NexG in January 2017 until April 2018, and Chief Financial Officer of Qourier from April 2018 to December 2019.

Nunissait Tjandra has over 30 years of working experience as a manager in various technology companies. Mr. Tjandra was a System Manager of Microcraft Computer and Engineering Pte Ltd. from 1989 to 1992. From 1993 to 1997, he served as the Technical Marketing Manager of Canon Singapore Pte Ltd., where he led a team of support and marketing staffs to plan, manage and execute the digital line of products under the company. He also served as a Director of ECPOD Pte Ltd from 1997 to 2003. Mr. Tjandra has been a Director and Co-Founder of TPS Asia Pacific Pte Ltd (renamed as nexG Pte Ltd), a Director and Co-founder of TPS Solutions Hong Kong Limited, and the CEO and Co-founder of Viagoo Pte Ltd., where he manages and executes the company business and operation strategies of the company. Mr. Tjandra obtained his Bachelor degree in Science from National University of Singapore.

Scott Silverman has over 25 years of business success on national and international levels, with a highly diverse knowledge of financial, legal and operations management; public company management, accounting and SEC regulations. Mr. Silverman specializes in establishing and streamlining back-office policies and procedures and implementing sound financial management and internal controls necessary for enterprise growth and scalability. Mr. Silverman is currently a partner and CFO of VC Capital Holdings, a diversified PE firm with portfolio investments in hospitality, healthcare and construction and engineering. Mr. Silverman has orchestrated investor exits for multiple companies, including direct participation in taking 7 companies public. He has also assisted in raising over $35 million for client companies, both public and private. He has a bachelor’s degree in finance from George Washington University and a Master’s degree in accounting from NOVA Southeastern University. We believe Mr. Silverman would be a qualified independent director due to his public company experience.

Vick Bathija has worked on many complex engagements ranging from audits, tax and consulting. He began his career at Holtz Rubenstein, now known as Baker Tilly. He was in the audit/tax department where he grew into a senior role overseeing mid cap companies from an audit and tax standpoint. After over 2 years at Ernst & Young, he started his own practice, Commerce CPA, LLC. He has advised and service several hundred clients ranging from startups to established companies. He has consulted and conducted audits for companies looking to raise money in accordance with SEC regulations. He received a BBA in Accounting and a Masters in Taxation from Hofstra University. We believe Mr. Bathija would be a qualified independent director due to his accounting and GAAP reporting expertise.

Guofu Zhang has served as Chief Financial Officer of AGM Group Holdings Inc. (Nasdaq: AGMH) since the inception of the company. He was a senior accounting consultant at China Customer Relations Centers, Inc. (Nasdaq: CCRC) from 2013 to 2015. Mr. Zhang earned his bachelor degree in accounting from Renmin University of China. He is experienced in financial analysis, auditing, and accounting internal control. He also has experience with IPOs when he helped both AGMH and CCRC list on NASDAQ in April 2018 and December 2015, respectively. We believe Mr. Zhang would be a qualified independent director due to his public company accounting experience.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

We plan to establish three committees under the board of directors: an audit committee, a compensation committee and a nominating committee. We have adopted a charter for each of the three committees. Copy of our committee charters are to be posted on our corporate investor relations website prior to our listing on the Nasdaq Capital Market.

Each committee’s members and functions are described below.

Audit Committee. Our Audit Committee will consist of Vick Bathija, Scott Silverman and Guofu Zhang. Mr. Bathija will be the chairman of our audit committee. We have determined that these directors satisfy the “independence” requirements of NASDAQ Rule 5605 and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Mr. Bathija qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee will be responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. Our Compensation Committee will consist of Vick Bathija, Scott Silverman and Guofu Zhang. Mr. Zhang will be the chairman of our audit committee. The compensation committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee will be responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;

●	reviewing and recommending to the shareholders for determination with respect to the compensation of our directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs or similar arrangements; and

●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nomination Committee. Our Nomination Committee will consist of Vick Bathija, Scott Silverman and Guofu Zhang. Mr. Silverman will be the chairman of our audit committee. The nomination committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee will be responsible for, among other things:

●	selecting and recommending to the board nominees for election by the shareholders or appointment by the board;

●	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience and diversity;

●	making recommendations on the frequency and structure of board meetings and monitoring the functioning of the committees of the board; and

●	advising the board periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any remedial action to be taken.

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

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2020 and 2019.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Lirong Wang	2020	17,266	0	0	0	17,266
Chief Executive Officer and Chairman of the Board	2019	17,450	0	0	0	17,450
Shaw Cheng “David” Chong*	2020	0	0	140,000	0	140,000
Chief Financial Officer	2019	0	0	0	0	0
Nunissait Tjandra*	2020	48,547	0	0	0	48,547
Director	2019	0	0	0	0	0
Vick Bathija*	2020	0	0	0	0	0
Independent Director Nominee	2019	0	0	0	0	0
Scott Silverman*	2020	0	0	0	0	0
Independent Director Nominee	2019	0	0	0	0	0
Guofu Zhang*	2020	0	0	0	0	0
Independent Director Nominee	2019	0	0	0	0	0

*	Appointed during fiscal year 2020.

Compensation of Directors

We have entered into director offer letters with each of our independent director nominees. Upon Company’s listing on the Nasdaq Stock Market, we plan to pay our independent director nominee Vick Bathija with an annual cash compensation of $40,000, our independent director nominee Scott Silverman with an annual cash compensation of $30,000 and our independent director nominee Guofu Zhang with an annual cash compensation of $20,000. In addition, for each year of service upon our listing on Nasdaq Capital Market, we will issue to Mr. Bathija, Mr. Silverman and Mr. Zhang stock option for up to 40,000, 30,000 and 20,000 shares, respectively, exercisable at an exercise price of $4.00 for three years from the date of issuance. We will also reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity. For the years ended December 31, 2020 and 2019, we did not have any non-employee directors.

Employment Agreements

As Company’s Chief Financial Officer, pursuant to an employment agreement dated June 19, 2020, Mr. Chong will be provided with the following compensation: (a) Company shall issue 50,000 of restricted common stock upon the commencement of his employment, with an annual compensation in cash of $100,000, payable monthly upon Company’s listing on a national exchange; (b) additional 50,000 common stock upon Company’s successful listing on a national exchange; and (c) during the executive’s term, the Company will reimburse for all reasonable out-of-pocket travel expenses incurred by the executive in attending any in-person meetings, provided that the executive complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2020 and 2019.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2020 and 2019 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2020 and 2019.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2020 and 2019 under any long-term incentive plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as to shares of common stock beneficially owned as of the date of this report, by:

●	each director;

●	each named executive officer;

●	each person known by us to beneficially own at least 5% of our common stock; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned (subject to community property laws where applicable).  Unless otherwise indicated, the address of each beneficial owner listed below is 2498 Wanfeng Highway, Lane 181, Fengjing Town, Jinshan District, Shanghai, China.

Name of Beneficial Owners	# of Common Stock	% (1)	# of Preferred Stock (2)	%	% of Total Voting Power
Lirong Wang	11,612,911	30.16%	19,000,000	100%	88.23%
Shaw Cheng “David” Chong	173,698	*	0	0	*
Nunissait Tjandra	310,831	*	0	0	*
All officers and directors as a group (1 person)	12,097,440	31.42%	19,000,000	100%	88.44%
Other 5% shareholders:
Huinuo Wang	2,000,000	5.19%	0	0	*
Yuqing Qian	2,000,000	5.19%	0	0	*

*	less than 1%.

(1)	Applicable percentages are based on 38,502,954, shares outstanding.

(2)	Excluding the 19,000,000 shares of common stock, beneficially owned by Lirong Wang, being exchanging into 19,000,000 shares of Series A Preferred Stock.

(3)	Each share of Series A Preferred Stock is entitled to voting power equal to ten shares of common stock.
(4)	The individual is an independent director nominee and consents to be an independent director upon the Company’s listing on the Nasdaq Capital Market.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

*Due from related parties

The amount due from related parties balance of $1,155,429 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company, which includes payable balance of $445,661 and receivable balance of $1,601,090.

The payable balance of $445,661 represents the amount paid to the Company by Mr. Lirong Wang. For the year ended December 31, 2020, the Company borrowed $2,748,129 from Mr. Lirong Wang, and repaid $3,164,170.

The receivable balance of $1,601,090 related to the sold Land use right and Fixed assets for the repayment of debts to Agricultural Bank of China. The Company has not received the repayment amount as of December 31, 2020, and recorded as receivable from Mr. Lirong Wang.

*Due to related parties

Outstanding balance due to Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	December 31,	December 31,
	2020	2019	Relationship
Mr. Lirong Wang	-	861,702	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	97,587	73,474	Controller/Accounting Manager of the Company
Mr. Guohua Lin	55,783	74,149	Senior management / One of the Company’s shareholders
Total	153,370	1,009,325

For the year ended December 31, 2019, the Company borrowed $3,950,414 from Mr. Lirong Wang, and repaid $4,272,035.

For the year ended December 31, 2020, the Company borrowed $53,694 from Mr. Guohua Lin, and repaid $29,581.  For the year ended December 31, 2019, the Company borrowed $237,041 from Mr. Guohua Lin, and repaid $165,455.

For the year ended December 31, 2020, the Company borrowed $71,158 from Ms. Xueying Sheng and repaid $89,524. For the year ended December 31, 2019, the Company borrowed $49,070 from Ms. Xueying Sheng and repaid $115,316.

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

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $100,000 and $100,000 for the fiscal year ended December 31, 2020 and 2019, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2020 and 2019.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company understood fees related to services rendered by our financial consultant for the fiscal years ended December 31, 2020 and 2019.

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

The audited balance sheets of the Company as of December 31, 2020, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1(1)	Certificate of Incorporation
3.2(3)	Certificate of Amendment filed with the Secretary of the State of Nevada on April 5, 2019
3.3(3)	Certificate of Change filed with the Secretary of the State of Nevada on April 16, 2019
3.3(4)	Certificate of Designation filed with the Secretary of the State of Nevada on October 30, 2019
3.4(2)	Bylaws
3.5(7)	Certificate of Amendment filed with the Secretary of the State of Nevada on June 26, 2020
10.1(4)	Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated on October 10, 2019.
10.2(4)	Amended and Restated Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated November 11, 2019
10.3(5)	Director Offer Letter between the Company and Vick Bathija dated March 19, 2020
10.4(5)	Director Offer Letter between the Company and Scott Silverman dated March 19, 2020
10.5(5)	Director Offer Letter between the Company and Guofu Zhang dated March 19, 2020
10.6(6)	Share Exchange Agreement between the Company and Viagoo Pte Ltd. dated June 19, 2020
10.7(6)	Earnout Agreement among the Company, Viagoo Pte Ltd. and Shareholders of Viagoo Pte Ltd. dated June 19, 2020
10.8(6)	Employment Agreement between the Company and David Chong Shaw Cheng dated June 19, 2020
14.1(5)	Code of Conduct and Ethics
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(5)	Audit Committee Charter
99.2(5)	Compensation Committee Charter
99.3(5)	Nomination Committee Charter
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on January 5, 2015.
(2)	Incorporated by reference to the Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on March 19, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2019.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 27, 2020.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2020.
*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muliang Viagoo Technology, Inc.

By:	/s/ LirongWang
LirongWang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shaw Cheng “David” Chong
Shaw Cheng “David” Chong
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

	Title	Date

/s/ Lirong Wang	Chairman of the Board & Chief Executive Officer	April 15, 2021
Lirong Wang	(Principal Executive Officer)

	Title	Date
/s/ Shaw Cheng “David” Chong	Chief Financial Officer	April 15, 2021
Shaw Cheng “David” Chong	(Principal Accounting Officer)

	Title	Date
/s/ Nunissait Tjandra	Director	April 15, 2021
Nunissait Tjandra