Form 10-Q
period 2021-03-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2021-05-17
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-201360

MULIANG VIAGOO TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2498 Wanfeng Highway, Lane 181

Fengjing Town, Jinshan District
Shanghai, China, 201501

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2021, the registrant had 38,502,954 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31 2020

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$1,208,454	$348,834
Accounts receivable, net	9,029,782	13,455,551
Due from related party	1,136,675	1,155,429
Inventories	165,516	147,271
Prepayment	325,300	513,491
Other receivables, net	10,664,536	10,686,077
Total Current Assets	22,530,263	26,306,653

Property, plant and equipment, net	6,131,848	6,266,743
Right of use assets	1,413,598	1,413,598
Intangible assets, net	4,535	16,198
Goodwill	696,267	709,705
Other assets and deposits	20,918	20,955
Deferred tax asset	615,868	454,848

Total Assets	$31,413,297	$35,188,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$4,563,377	$4,571,452
Accounts payable and accrued payables	5,764,380	10,025,369
Advances from customers	329,981	297,003
Income tax payable	528,481	529,416
Other payables	5,838,806	5,584,607
Due to related party	152,919	153,370
Total Current Liabilities	17,177,944	21,161,217

Long-term loans	1,420,663	1,425,475
Deferred tax liabilities	594	605
Total Liabilities	18,599,201	22,587,297

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,502,954 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	3,850	3,850
Additional paid in capital	19,933,793	19,933,793
Accumulated deficit	(8,336,197)	(8,596,332)
Accumulated other comprehensive loss	1,081,581	1,128,351
Stockholders’ Equity (Deficit) – Muliang Viagoo Technology, Inc. and Subsidiaries	12,684,927	12,471,562
Non-controlling interest	129,169	129,841
Total Stockholders’ Equity (Deficit)	12,814,096	12,601,403
Total Liabilities and Stockholders’ Equity	$31,413,297	$35,188,700

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenues	$1,569,087	$838,947
Cost of goods sold	900,841	533,844
Gross profit (loss)	668,246	305,103

Operating expenses:
General and administrative expenses	328,692	457,046
Selling expenses	71,520	7,447
Total operating expenses	400,212	464,493

Income (Loss) from operations	268,034	(159,390)

Other income (expense):
Interest expense	(16,838)	(98,623)
Rental income, net	-	2,617
Other income (expense), net	9,308	(1,333)
Total other income (expense)	(7,530)	(97,339)

Income (Loss) before income taxes	260,504	(256,729)

Income taxes	-	-

Net income (loss)	260,504	(256,729)

Net income (loss) attributable to non-controlling interest	369	(1,820)
Net income (loss) attributable to Muliang Viagoo Technology, Inc. common stockholders	260,135	(254,909)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(47,810)	(172,844)

Total Comprehensive income (loss)	212,694	(429,573)
Total comprehensive income attributable to non-controlling interests	(672)	(2,492)
Total comprehensive (income) loss attributable to Muliang Viagoo Technology, Inc. common stockholders	$213,366	$(427,081)

Earnings per common share
Basic and diluted	0.01	(0.01)

Weighted average common shares outstanding
Basic	38,502,954	37,341,954
Diluted	38,502,954	37,341,954

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance, December 31, 2019	19,000,000	$1,900	37,341,954	$3,734	19,398,854	(9,571,836)	233,288	123,914	10,189,854
Net income	-	-	-	-	-	(254,909)	-	(1,820)	(256,729)
Foreign currency translation adjustment	-	-	-	-	-	-	(172,172)	(672)	(172,844)
Balance, March 31, 2020	19,000,000	$1,900	37,341,954	$3,734	19,398,854	(9,826,745)	61,116	121,422	9,760,281
Issuance of common stock	-	-	1,161,000	116	534,939	-	-	-	535,055
Net income	-	-	-	-	-	1,230,413	-	6,223	1,236,636
Foreign currency translation adjustment	-	-	-	-	-	-	1,067,235	2,196	1,069,431
Balance, December 31, 2020	19,000,000	1,900	38,502,954	3,850	19,933,793	(8,596,332)	1,128,351	129,841	12,601,403
Net income	-	-	-	-	-	260,135	-	369	260,504
Foreign currency translation adjustment	-	-	-	-	-	-	(46,769)	(1,041)	(47,810)
Balance, March 31, 2021	19,000,000	1,900	38,502,954	3,850	19,933,793	(8,336,197)	1,081,582	129,169	12,814,097

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$260,504	$(256,729)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	132,737	187,836
Deferred income tax assets	(161,964)	-
Changes in assets and liabilities:
Accounts receivable	4,404,317	1,006,497
Inventories	(18,521)	13,371
Prepayment	187,446	84,977
Other receivables	2,669	5,186
Accounts payable and accrued payables	(4,290,253)	(381,133)
Advances from customers	33,531	60,246
Other payables	354,191	75,491
Net cash provided by operating activities	904,657	795,742

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	-	(779,010)
Repayment of short-term loans	(36,426)	(113,580)
Proceeds of loan from shareholder , net of repayments	16,547	-
Net cash used in financing activities	(19,879)	(892,590)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(25,158)	(953)

NET INCREASE (DECREASE) IN CASH	859,620	(97,801)
CASH, BEGINNING OF PERIOD	348,834	103,868
CASH, END OF PERIOD	$1,208,454	$6,067

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$152,236	$16,407
Cash paid for income tax	$-	$-

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

On June 26, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of the State of the State of Nevada, changing its name from “Muliang Agritech, Inc.” to “Muliang Viagoo Technology, Inc.”

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net income of $260,504 and net loss of $256,729 for the three months ended March 31, 2021 and 2020, respectively. Our cash balances as of March 31, 2021 and December 31, 2020 were $1,208,454 and $348,834, respectively. We had current liabilities of $17,177,944 and $21,161,217 at March 31, 2021 and December 31, 2020, which would be due within the next 12 months. In addition, we had a net current assets (working capital) of $5,352,319 and $5,145,436 at March 31, 2021 and December 31, 2020, respectively.

According to the normal operation, the company does not have problems with business sustainability. But the new covid-19 pandemic from the beginning of 2020 has a great impact on the company’s operation. In 2020, the company’s sales had declined, and the recovery of accounts receivable was slow. As a result, we have taken the following measures :(1) while actively opening up new markets and new customers, we have increased the collection of accounts receivable and strive to control the turnover days of accounts receivable to be within 90 days at the middle of 2021;(2) in April 2021, the company will complete the disposal of Shanghai industrial land transfer transaction and pay off all loans.

Because the company is gradually recovering the accounts receivables affected by the Covid-19, and the sales are gradually returning to the normal level, the company’s current cash revenue and expenditure are normal, which did not affect the normal operation. Now after Covid-19, the company has no problems with business sustainability. IPO financing will be used for new investments to expand the operating scale and does not affect the existing operating scale.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2020.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2021 and 2020.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the three months ended March 31, 2021 and 2020 was loss of $47,810 and loss of $172,844, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For business in China, asset and liability accounts at March 31, 2021 and December 31, 2020 were translated at 6.5392 RMB to $1 USD and 6.5277 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the three months ended March 31, 2021 and 2020 were 6.5335 RMB and 7.0106 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at March 31, 2021 and December 31, 2020 was translated at 1.3472 SGD to $1 USD and 1.3217 SGD to $1 USD respectively. The average translation rates applied to the statements of income for the three months ended March 31, 2021 was 1.3355 SGD to $1 USD.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	March 31,	December 31,
	2021	2020
Current portion of long-term debt	$4,563,377	$4,571,452
Long-term loan	1,420,663	1,425,475
Total	$5,984,040	$5,996,927

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2021	2020
Accounts receivable	$10,313,041	$14,763,516
Less: Allowance for doubtful accounts	(1,283,259)	(1,307,965)
Total, net	$9,029,782	$13,455,551

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize bad debt allowance for the three months ended March 31, 2021 and 2020. The allowance balance as of March 31, 2021 was carried forward from prior period.

The novel coronavirus epidemic that began in the PRC at the beginning of 2020 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of March 31, 2021. As of the date of this report, a majority of the Company’s customers have resumed normal operations.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$52,394	$48,524
Finished goods	125,900	111,547
Allowance	(12,778)	(12,800)
Total, net	$165,516	$147,271

The Company did not recognize loss from inventory impairment for the three months ended March 31, 2021 and 2020.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – OTHER RECEIVABLE

The other receivable balance of $10,664,536 at March 31, 2021 mainly represents the receivable in escrow account administered by the court in the amount of $10,636,484 which is the consideration of the disposal of the land use right and the related building located in Shanghai City.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2021 and December 31, 2020 consisted of:

	March 31,	December 31,
	2021	2020
Building	$2,944,267	$2,949,493
Operating equipment	2,753,443	2,758,704
Vehicle	86,674	86,828
Office equipment	26,805	26,783
Apple Orchard	1,041,377	1,041,377
Construction in progress	1,895,993	1,829,057
	8,748,559	8,692,242
Less: Accumulated depreciation	(2,616,711)	(2,425,499)
	$6,131,848	$6,266,743

For the three months ended March 31, 2021 and 2020, depreciation expense amounted to $105,258 and $169,420, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,895,993 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total balance of $1,413,598 as of March 31, 2021 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,552,612 and the accumulated amortization is $139,014.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	March 31,	December 31,
Deferred tax assets, non-current	2021	2020
Deficit carried-forward	$-	$20,600
Allowance	615,868	434,248
Deferred tax assets	615,868	454,848
Less: valuation allowance	-	-
Deferred tax assets, non-current	$615,868	$454,848

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 9 – LOANS PAYABLE

As of March 31, 2021, current portion of long-term loans refers to $4,563,377 due to Agricultural Bank of China (“ABC”), which is collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO.

The Company has been in “default” with the loan payable to ABC. The bank has taken legal action against the Company and on April 26, 2020, the bank has been awarded a judgment by the PRC courts for $5,609,770 (RMB 36,683,409). This amount has be settled in April 2021 upon completion of the auction sale of the collateralized land use right and related building in Shanghai city.

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

As of March 31, 2021, the amount of $278,322 represents the long-term loan owed to Ms. Hui Song. The amount owed to Ms. Hui Song is non-interest bearing, unsecured, and is expected to be due more than one year afterward.

Long-term loan and current portion of long-term loan consisted of the following:

	March 31,	December 31,
	2021	2020
Loan payable to Agricultural Bank of China, annual interest rate ranges from 6% to 7.2%	$4,563,377	$4,571,452
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by July 18, 2022.	1,142,342	1,144,363
Long-term loans due to individuals and entities without interest	278,321	281,112
	5,984,040	5,996,927
Current portion of long-term loans payable	4,563,377	4,571,452
Total, net	$1,420,663	$1,425,475

As of March 31, 2021, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$4,563,377
1-2 years	1,420,664
3 years	-
Total	$5,984,041

The Company recognized interest expenses of $16,838 and $98,623 for the three months ended March 31, 2021 and 2020, respectively.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance of $1,136,675 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company, which includes payable balance of $508,814 and receivable balance of $1,645,489.

The payable balance of $508,814 represents the amount paid to the Company by Mr. Lirong Wang. For the three months ended March 31, 2021, the Company borrowed $320,604 from Mr. Lirong Wang, and repaid $257,451.

The receivable balance of $1,645,489 related to the sold Land use right and Fixed assets for the repayment of debts to Shanghai Zhongta Construction and Engineering Co., Ltd.. The Company has not received the repayment amount as of March 31, 2021, and recorded as receivable from Mr. Lirong Wang.

*Due to related parties

Outstanding balance due to Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	March 31,	December 31,
	2021	2020	Relationship
Ms. Xueying Sheng	98,938	97,587	Controller/Accounting Manager of the Company
Mr. Guohua Lin	53,981	55,783	Senior management / One of the Company’s shareholders
Total	152,919	153,370

For the three months ended March 31, 2021, the Company borrowed $3,061 from Mr. Guohua Lin, and repaid $4,863. For the three months ended March 31, 2020, the Company borrowed $4,992 from Mr. Guohua Lin, and repaid $157.

For the three months ended March 31, 2021, the Company borrowed $3,439 from Ms. Xueying Sheng and repaid $2,088. For the three months ended March 31, 2020, the Company borrowed $0 from Ms. Xueying Sheng and repaid $1,146.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2021 and 2020.

	For the three months ended
	March 31,
Customer	2021		2020
	Amount	%	Amount	%
A	507,094	36%	353,037	47%
B	602,904	43%	314,524	42%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2021 and 2020.

	For the three months ended
	March 31,
Suppliers	2021		2020
	Amount	%	Amount	%
A	511,150	69%	N/A	N/A
B	N/A	N/A	459,247	85%
C	134,063	18%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At March 31, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	March 31, 2021		December 31, 2020
China	$1,029,785,	85%	$340,381	98%
Singapore	178,669	15%	8,453	2%
Total cash and cash equivalents	$1,208,454	100%	$348,834	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the three months ended March 31, 2021 and 2020, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
US Statutory income tax rate	21%	21%
Valuation allowance	(21)%	(21)%
Total	-	-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of March 31, 2021 and December 31, 2020.

The provision for income taxes consists of the following:

For the Three Months Ended March 31,
	2021	2020
Current	$-	$-
Deferred	-	-
Total	$-	$-

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Fertilizer sales	$1,384,814	$754,120	$803,229	$448,264
Logistic	184,154	-	97,523	-
Agricultural products (food) sales	119	84,827	89	85,580
Total	$1,569,087	$838,947	$900,841	$533,844

NOTE 15 – SUBSEQUENT EVENTS

The Company sold its industrial land and buildings in Shanghai through an administratively organized private sale before the end of the fiscal year ended December 31, 2020. Through the sale, the Company has cleared all liens and legal claims attached to its subsidiary Zongbao and improve its cash position. The Company has completed the sale in April 2021.

The Company entered into certain term sheet with a non-U.S. investor pursuant to which the Company has agreed to issue to the investor a convertible note in the amount of RMB 1,500,000. The Company expects to enter into definitive agreements and close the offering with the investor during the quarter ended June 30, 2021.

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2021 but prior to May 17, 2021, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Recent Development

The Company sold its industrial land and office space in Shanghai through an administratively organized private sale by the end of the fiscal year ended December 31, 2020. Through the sale, the Company is able to clear all liens and legal claims attached to its subsidiary Zongbao and improve its cash position. The Company has completed the sale by April 2021.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 88% of our total revenue for the three months ended March 31, 2021.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2020. However, the COVID-19 was under control for the three months ended March 31, 2021 in China. And we are growing our revenue steadily currently and will keep growing in 2021.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Fluctuation
	$	$	$	%
Revenues-fertilizer	1,384,814	754,120	630,694	83.63%
Revenues-logistic	184,154	-	184,154	N/A
Revenues-agricultural products	119	84,827	(84,708)	-99.86%
Sub-total of revenue	1,569,087	838,947	730,140	87.03%
Cost-fertilizer	803,229	448,264	354,965	79.19%
Cost- logistic	97,523	-	97,523	N/A
Cost- agricultural products	89	85,580	(85,491)	-99.90%
Subtotal of cost	900,841	533,844	366,997	68.75%
Gross profit	668,246	305,103	363,143	119.02%
Gross margin	42.59%	36.37%
Operating expenses:
General and administrative expenses	328,692	457,046	(128,354)	-28.08%
Selling expenses	71,520	7,447	64,073	860.39%
Total operating expenses	400,212	464,493	(64,281)	-13.84%
Income (loss) from operations	268,034	(159,390)	427,424	-268.16%
Other income (expense):
Interest expense	(16,838)	(98,623)	81,785	-82.93%
Rental income, net	-	2,617	(2,617)	-100.00%
Other income (expense), net	9,308	(1,333)	10,641	-798.27%
Total other income (expense)	(7,530)	(97,339)	89,809	-92.26%
Income before income taxes	260,504	(256,729)	517,233	-201.47%
Income taxes	-	-	-	N/A
Net income (loss)	260,504	(256,729)	517,233	-201.47%

Revenue

Total revenue for fertilizer increased from $754,120 for the three months ended March 31, 2020 to $1,384,814 for the three months ended March 31, 2021, which represented an increase of $630,694, or approximately 83.63%. The increase in revenue was mainly due to the impact of COVID-19 for the three months ended March 31, 2020, and the recovery from COVID-19 for the three months ended March 31, 2021. Some large customers suspended purchasing our fertilizer products during the pandemic period. And most of them have returned to normal in business currently. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Cost of sales

Cost of sales for fertilizer increased from $448,264 for the three months ended March 31, 2020 to $803,229 for the three months ended March 31, 2021, which represented an increase of approximately $354,965, or 79.19%. The increase in cost of revenue for fertilizer was in line with the increase in revenue.

Gross profit

The gross profit increased from $305,856 for the three months ended March 31, 2020 to gross profit of $581,585 for the three months ended March 31, 2021. The gross margin on fertilizer increased from 40.56% for the three months ended March 31, 2020 to 42.00% for the three months ended March 31, 2021.

Expenses

We only incurred $71,520 in selling expenses for the three months ended March 31, 2021, compared to $7,447 for the three months ended March 31, 2020. We incurred $328,692 in general and administrative expenses for the three months ended March 31, 2021, compared to $457,046 for the three months ended March 31, 2020. Total selling, general and administrative expenses decreased by $64,281, or 13.84% for the three months ended March 31, 2021 as compared to the same period in 2020. Our selling expenses increased by $64,073 and our general and administrative expenses decreased by $128,354. We expect our general and administrative expense to increase in the near future, if we successfully complete our public offering.

Interest income (expense)

We incurred $16,838 in interest expense during the three months ended March 31, 2021, compared with interest expense of $98,623 for the three months ended March 31, 2020.

Net income

Our net income was $260,504 for the three months ended March 31, 2021, compared with net loss of $256,729 for the three months ended March 31, 2020, representing an increase of $517,233.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At March 31, 2021 and December 31, 2020 our net current assets (working capital) was $5,352,319 and $5,145,436, respectively.

We have financed our operations over the three months ended March 31, 2021 and 2020 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Three Months Ended
	March 31,
	2021		2020
Net cash provided by (used in) operating activities	$904,657		$795,742
Net cash provided by (used in) investing activities	-		-
Net cash used in financing activities	(19,879,	)	(892,590)
Exchange rate effect on cash	(25,158)		(953)
Net cash inflow (outflow)	$859,620		$(97,801)

Cash Used in Operating Activities

Net cash provided by operating activities was $904,657 for the three months ended March 31, 2021. The net cash inflow consisted primarily of net income of $260,504, depreciation and amortization of $132,737, a decrease of $4,404,317 in account receivable, an increase of $354,191 in other payable, a decrease of $187,446 in prepayment, which were offset by a decrease of $4,290,253 in Accounts payable and accrued payables, an increase of $18,521 in inventory.

Net cash provided by operating activities was $795,742 for the three months ended March 31, 2020. The net cash inflow consisted primarily of a decrease of $1,006,497 in account receivable, a decrease of $84,977 in prepayment, an increase of $60,246 in advance from customers, which were offset by the net loss of $256,729, a decrease of $381,133 in account payable.

Cash used in Investing Activities

There is no cash flow in investing activities for the three months ended March 31, 2021 and 2020.

Cash Used in Financing Activities

Net cash used in financing activities was $19,879 for the three months ended March 31, 2021. During the period, cash used in financing activities mainly consisted of the proceeds from related parties of $16,547, and repayment of short-term loan of $36,426.

Net cash used in financing activities was $892,590 for the three months ended March 31, 2020. During the period, cash used in financing activities consisted of the repayment to related parties of $779,010, and repayment of short-term loan of $113,580.

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock or renewing our current obligations with lenders. We may also seek to obtain short-term loans from our directors or unrelated parties. Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2021 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of March 31, 2021
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$5,984,040	$4,563,377	$1,420,663	$-	$-
Others	-	-	-	-	-
	$5,984,040	$4,563,377	$1,420,663	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of March 31, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended March 31, 2021, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

As of March 31, 2021, there were two civil proceedings pending conclusion and satisfaction, including: (1) default over a loan agreement between Shanghai Zongbao and Agricultural Bank of China Jinshan Subbranch, the judgment for which has become effective since January 14th, 2019; and (2) default over a construction contract between Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd., as to which both parties reached a mediation agreement through the mediation procedure held by the court. The cause for both cases is that the established project of organic fertilizer production could not be continued due to the change of business focus of the industrial park in which the company is located to food, machinery and new energy industries. This caused defaults with both aforementioned parties. The relevant land and production building were mortgaged to Agricultural Bank of China, and Shanghai Zongbao and Shanghai Zhongta Construction and Engineering Co., Ltd., with the understanding that the value of the assets will be sufficient to cover the debts under these two cases. The outstanding defaults have been satisfied by a disposal of the mortgaged asset which was completed in April 2021. Both the Agriculture Bank of China (“ABC”) and Shanghai Zongbao agreed to allow Shanghai Jinshan People’s Court to list the asset on Taobao’s online auction platform for sale. On August 5, 2020, the sale price achieved after competitive biddings was RMB 74,515,000 (approximately $10.8 million). Based on this, we have entered into a settlement agreement with ABC for the settlement of the remaining balance of RMB 29,900,000 (approximately $4.3 million). We have paid ABC and amount owed to the contractor (RMB 24,800,000) with the sales proceeds in April 2021 and expect to receive the remaining RMB5,270,686.85 after taxes and fees. The sale was closed in April 2021. We plan to use the remaining sales proceeds for general working capital needs. The manufacturing base for the project of Shanghai Zongbao has already been relocated and therefore the sale of the land use rights and building facility have no material adverse impact on our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021 that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: May 17, 2021	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)