Form 10-Q
period 2021-06-30
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2021-08-16
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 16, 2021, the registrant had 38,502,954 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31 2020

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$55,666	$348,834
Accounts receivable, net	9,565,273	13,455,551
Due from related party	543,594	1,155,429
Inventories	234,333	147,271
Prepayment	4,388,044	513,491
Other receivables, net	32,936	10,686,077
Total Current Assets	14,819,846	26,306,653

Long term investment	10,933	-
Property, plant and equipment, net	6,080,769	6,266,743
Right of use assets	1,415,752	1,413,598
Operating lease right of use asset, net	208,922	-
Intangible assets, net	14,399	16,198
Goodwill	697,613	709,705
Other assets and deposits	29,720	20,955
Deferred tax asset	625,073	454,848

Total Assets	$23,903,027	$35,188,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$-	$4,571,452
Accounts payable and accrued payables	4,837,334	10,025,369
Advances from customers	684,512	297,003
Operating lease liabilities - current	20,273	-
Income tax payable	540,099	529,416
Other payables	2,482,130	5,584,607
Due to related party	162,494	153,370
Total Current Liabilities	8,726,842	21,161,217

Long-term loans	1,441,897	1,425,475
Operating lease liabilities - noncurrent	161,963	-
Deferred tax liabilities	595	605
Total Liabilities	10,331,297	22,587,297

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,502,954 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	3,850	3,850
Additional paid in capital	19,933,793	19,933,793
Accumulated deficit	(7,799,203)	(8,596,332)
Accumulated other comprehensive loss	1,299,227	1,128,351
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology, Inc. and Subsidiaries	13,439,567	12,471,562
Non-controlling interest	132,163	129,841
Total Stockholders’ Equity (Deficit)	13,571,730	12,601,403
Total Liabilities and Stockholders’ Equity	$23,903,027	$35,188,700

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$2,562,552	3,214,184	$4,131,639	4,053,131
Cost of goods sold	1,507,204	1,815,710	2,408,045	2,349,554
Gross profit (loss)	1,055,348	1,398,474	1,723,594	1,703,577

Operating expenses:
General and administrative expenses	380,564	452,337	709,256	909,383
Selling expenses	137,884	102,562	209,404	110,009
Total operating expenses	518,448	554,899	918,660	1,019,392

Income (Loss) from operations	536,900	843,575	804,934	684,185

Other income (expense):
Interest expense	(48,807)	(98,152)	(65,645)	(196,775)
Subsidy income	-	-	-	-
Rental income, net	-	769	-	3,386
Other income (expense), net	50,432	(2,778)	59,740	(4,111)
Total other income (expense)	1,625	(100,161)	(5,905)	(197,500)

Income before income taxes	538,525	743,414	799,029	486,685

Income taxes	-	15,599	-	15,599

Net income	538,525	727,815	799,029	471,086

Net income attributable to non-controlling interest	1,531	2,471	1,900	651
Net income attributable to Muliang Viagoo Technology, Inc. common stockholders	536,994	725,344	797,129	470,435

Other comprehensive income:
Unrealized foreign currency translation adjustment	219,108	187,096	171,298	14,252

Total Comprehensive income	757,633	914,911	970,327	485,338
Total comprehensive income attributable to non-controlling interests	2,994	2,557	2,322	65
Total comprehensive income attributable to Muliang Viagoo Technology, Inc. common stockholders	$754,639	912,354	$968,005	485,273

Earnings per common share
Basic and diluted	0.01	0.02	0.02	0.01

Weighted average common shares outstanding
Basic	38,502,954	38,402,954	38,502,954	38,402,954
Diluted	38,502,954	38,402,954	38,502,954	38,402,954

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total

Balance, January 1, 2020	19,000,000	$1,900	37,341,954	$3,734	19,398,854	(9,571,836)	233,288	123,914	10,189,854
Issuance of common stock in acquisition	-	-	1,061,000	106	534,949	-	-	-	535,055
Net income	-	-	-	-	-	470,435	-	651	471,086
Foreign currency translation adjustment	-	-	-	-	-	-	(151,769)	(586)	(152,355)
Balance, June 30, 2020	19,000,000	$1,900	38,402,954	$3,840	19,933,803	(9,101,401)	81,519	123,979	11,043,640

Balance, January 1, 2021	19,000,000	1,900	38,502,954	3,850	19,933,793	(8,596,332)	1,128,351	129,841	12,601,403
Net income	-	-	-	-	-	797,129	-	1,900	799,029
Foreign currency translation adjustment	-	-	-	-	-	-	170,876	422	171,298
Balance, June 30, 2021	19,000,000	1,900	38,502,954	3,850	19,933,793	(7,799,203)	1,299,227	132,163	13,571,730

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	For Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$799,029	$471,086
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	284,392	458,564
Amortization of lease right of use assets	4,416	-
Deferred income tax assets	(163,168)	-
Changes in assets and liabilities:
Accounts receivable	4,028,765	(438,441)
Inventories	(84,568)	(3,683)
Prepayment	(3,842,909)	91,029
Other receivables	10,723,849	(34,109)
Accounts payable and accrued payables	(5,540,309)	1,294,099
Advances from customers	382,816	42,742
Lease liability	(30,927)	-
Other payables	(2,942,573)	150,058
Net cash provided by operating activities	3,618,813	2,031,345

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	629,490	(1,330,453)
Repayment of short-term loans	(4,603,617)	(796,164)
Net cash used in financing activities	(3,974,127)	(2,126,617)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	62,146	70,443

NET DECREASE IN CASH	(293,168)	(24,829)
CASH, BEGINNING OF PERIOD	348,834	103,868
CASH, END OF PERIOD	$55,666	$79,039
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$961,726	$27,448
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Debt transferred to related party from third parties	$-	$785,568
Long term investment without paying cash	10,933
Recognization of operating lease right of use asset	181,045	-
Acquisition of subsidiary by issuing common stock	-	2,830,800
Employment cost settled by issuing common stock	$-	$140,000

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net income of $799,029 and net income of $471,086 for the six months ended June 30, 2021 and 2020, respectively. Our cash balances as of June 30, 2021 and December 31, 2020 were $55,666 and $348,834, respectively. We had current liabilities of $8,726,842 and $21,161,217 at June 30, 2021 and December 31, 2020, which would be due within the next 12 months. In addition, we had a net current assets (working capital) of $6,093,004 and $5,145,436 at June 30, 2021 and December 31, 2020, respectively.

According to the normal operation, the company does not have problems with business sustainability. But the new covid-19 pandemic from the beginning of 2020 has a great impact on the company’s operation. In 2020, the company’s sales had declined, and the recovery of accounts receivable was slow. As a result, the Company have taken the following measures :(1) while actively opening up new markets and new customers, the Company have increased the collection of accounts receivable and strive to control the turnover days of accounts receivable to be within 90 days at the end of 2021;(2) As of the period end, the company has completed the disposal of Shanghai industrial land transfer transaction and paid off all loans.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2021 and 2020.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore Dollar (“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the six months ended June 30, 2021 and 2020 was gain of $171,298 and gain of $14,252, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For business in China, asset and liability accounts at June 30, 2021 and December 31, 2020 were translated at 6.4429 RMB to $1 USD and 6.5277 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the six months ended June 30, 2021 and 2020 were 6.4853 RMB and 7.0013 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at June 30, 2021 and December 31, 2020 was translated at 1.3446 SGD to $1 USD and 1.3217 SGD to $1 USD respectively. The average translation rates applied to the statements of income for the six months ended June 30, 2021 was 1.3323 SGD to $1 USD.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	June 30,	December 31,
	2021	2020
Current portion of long-term debt	$-	$4,571,452
Long-term loan	1,441,897	1,425,475
Total	$1,441,897	$5,996,927

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2021	2020
Accounts receivable	$10,894,038	$14,763,516
Less: Allowance for doubtful accounts	(1,328,765)	(1,307,965)
Total, net	$9,565,273	$13,455,551

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize bad debt allowance for the six months ended June 30, 2021 and 2020. The allowance balance as of June 30, 2021 was carried forward from prior period.

The novel coronavirus epidemic that began in the PRC at the beginning of 2020 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of June 30, 2021. As of the date of this report, a majority of the Company’s customers have resumed normal operations.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$53,594	$48,524
Finished goods	193,708	111,547
Less: Provision for impairment	(12,969)	(12,800)
Total, net	$234,333	$147,271

The Company did not recognize loss from inventory impairment for the six months ended June 30, 2021 and 2020.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – OTHER RECEIVABLE

The other receivable balance of $10,686,077 at December 31, 2020 mainly represents the receivable in escrow account administered by the court in the amount of $10,683,324 which is the consideration of the disposal of the land use right and the related building located in Shanghai City. As of June 30, 2021, the escrow account and the related debt was settled.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2021 and December 31, 2020 consisted of:

	June 30,	December 31,
	2021	2020
Building	$2,988,420	$2,949,493
Operating equipment	2,797,885	2,758,704
Vehicle	87,970	86,828
Office equipment	150,964	26,783
Apple Orchard	1,095,572	1,041,377
Construction in progress	1,924,331	1,829,057
	9,045,142	8,692,242
Less: Accumulated depreciation	(2,964,373)	(2,425,499)
	$6,080,769	$6,266,743

For the six months ended June 30, 2021 and 2020, depreciation expense amounted to $268,058 and $369,980, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $1,924,331 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total balance of $1,415,752 as of June 30, 2021 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,575,819 and the accumulated amortization is $160,067.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	June 30,	December 31,
	2021	2020
Deferred tax assets, non-current
Deficit carried-forward	$-	$20,600
Allowance	625,073	434,248
Deferred tax assets	625,073	454,848
Less: valuation allowance	-	-
Deferred tax assets, non-current	$625,073	$454,848

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 9 – LOANS PAYABLE

As of December 31, 2020, current portion of long-term loans refers to $4,571,452 due to Agricultural Bank of China (“ABC”), which is collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO and fully settled for the six months ended June 30, 2021.

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

NOTE 9 – LOANS PAYABLE (CONTINUED)

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

As of June 30, 2021, the amount of $282,481 represents the long-term loan owed to Ms. Hui Song. The amount owed to Ms. Hui Song is non-interest bearing, unsecured, and is expected to be due more than one year afterward.

Long-term loan and current portion of long-term loan consisted of the following:

	June 30,	December 31,
	2021	2020
Loan payable to Agricultural Bank of China, annual interest rate ranges from 6% to 7.2%	$-	$4,571,452
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by July 18, 2022.	1,159,416	1,144,363
Long-term loans due to individuals and entities without interest	282,481	281,112
	1,441,897	5,996,927
Current portion of long-term loans payable	-	4,571,452
Total, net	$1,441,897	$1,425,475

As of June 30, 2021, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$-
1-2 years	1,441,897
3 years	-
Total	$1,441,897

The Company recognized interest expenses of $65,645 and $196,775 for the six months ended June 30, 2021 and 2020, respectively.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance of $543,594 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company, which includes payable balance of $1,407,557 and receivable balance of $1,951,151.

The payable balance of $1,407,557 represents the amount paid to the Company by Mr. Lirong Wang. For the six months ended June 30, 2021, the Company borrowed $2,395,252 from Mr. Lirong Wang, and repaid $1,783,417.

For the six months ended June 30, 2020, the Company borrowed $2,362,432 from Mr. Lirong Wang, and repaid $2,933,416.

The receivable balance of $1,645,489 related to the sold Land use right and Fixed assets for the repayment of debts to Shanghai Zhongta Construction and Engineering Co., Ltd. The Company has not received the repayment amount as of December 31, 2020, and recorded as receivable from Mr. Lirong Wang.

*Due to related parties

Outstanding balance due to Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	June 30,	December 31,
	2021	2020	Relationship
Ms. Xueying Sheng	104,091	97,587	Controller/Accounting Manager of the Company
Mr. Guohua Lin	58,403	55,783	Senior management / One of the Company’s shareholders
Total	162,494	153,370

For the six months ended June 30, 2021, the Company borrowed $6,939 from Mr. Guohua Lin, and repaid $4,318. For the six months ended June 30, 2020, the Company borrowed $7,556 from Mr. Guohua Lin, and repaid $1,220.

For the six months ended June 30, 2021, the Company borrowed $9,518 from Ms. Xueying Sheng and repaid $3,014. For the six months ended June 30, 2020, the Company borrowed $30,972 from Ms. Xueying Sheng and repaid $21,950.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2021 and 2020.

	For the six months ended
	June 30,
Customer	2021		2020
	Amount	%	Amount	%
A	1,583,115	42%	2,363,061	58%
B	1,282,200	34%	1,512,719	37%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2021 and 2020.

	For the six months ended
	June 30,
Suppliers	2021		2020
	Amount	%	Amount	%
A	N/A	N/A	631,104	27%
B	361,741	18%	1,748,418	75%
C	394,905	19%	N/A	N/A
D	619,863	30%	N/A	N/A
E	370,253	18%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At June 30, 2021 and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	June 30, 2021		December 31, 2020
China	$10,863,	20%	$340,381	98%
Singapore	44,803	80%	8,453	2%
Total cash and cash equivalents	$55,666	100%	$348,834	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the six months ended June 30, 2021 and 2020, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of June 30, 2021 and December 31, 2020.

The provision for income taxes consists of the following:

	For the Six Months Ended June 30,
	2021	2020
Current	$-	$15,599
Deferred	-	-
Total	$-	$15,599

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Fertilizer sales	$3,721,181	$3,972,391	$2,176,053	$2,261,100
Logistic	410,338	-	231,903	-
Agricultural products (food) sales	120	80,740	89	88,454
Total	$4,131,639	$4,053,131	$2,408,045	$2,349,554

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to June 30, 2021 but prior to August 16, 2021, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Business Overview

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries established in the People’s Republic of China, or “PRC” or “China,” and our variable interest entity, or “VIE.” We control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements. Because of our corporate structure, we are subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to limitation on foreign ownership of internet technology companies, and regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard. Our VIE Agreements may not be effective in providing control over VIE. We may also subject to sanctions imposed by PRC regulatory agencies including Chinese Securities Regulatory Commission if we fail to comply with their rules and regulations.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 90.1% and 100% of our total revenue for the six months ended June 30, 2021 and 2020, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the six months ended June 30, 2021 and 2020. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products, with business commencing at the end of 2021. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products at the end of 2021.

We have sold our industrial land and buildings in Shanghai through an administratively organized private sale before the end of the fiscal year ended December 31, 2020. Through the sale, we have cleared all liens and legal claims attached to our subsidiary Zongbao and improve our cash position. We have completed the sale in April 2021.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 90% of our total revenue for the six months ended June 30, 2021.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2020. However, the COVID-19 was under control for the six months ended June 30, 2021 in China. And we are growing our revenue steadily currently and will keep growing through 2021.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Fluctuation
	$	$	$	%
Revenues-fertilizer	2,336,367	3,214,184	(877,817)	-27.31%
Revenues-logistic	226,184	-	226,184	N/A
Revenues-agricultural products	-	-	-	N/A
Subtotal of revenue	2,562,551	3,214,184	(655,234)	-20.27%
Cost-fertilizer	1,372,824	1,815,710	(442,886)	-24.39%
Cost- logistic	134,379	-	134,379	N/A
Cost- agricultural products	-	-	-	N/A
Subtotal of cost	1,507,203	1,815,710	(308,507)	-16.99%
Gross profit	1,055,348	1,398,474	(343,126)	-24.54%
Gross margin	41.18%	43.51%
Operating expenses:
General and administrative expenses	380,564	452,337	(71,773)	-15.87%
Selling expenses	137,884	102,562	35,322	34.44%
Total operating expenses	518,448	554,899	(36,451)	-6.57%
Income(loss) from operations	536,900	843,575	(306,675)	-36.35%
Other income (expense):
Interest expense	(48,807)	(98,152)	49,345	-50.27%
Rent net income	-	769	(769)	N/A
Other income (expense), net	50,432	(2,778)	53,210	-1915.41%
Total other income (expense)	1,625	(100,161)	101,786	-101.62%
Income before income taxes	538,525	743,414	(204,889)	-27.56%
Income taxes	-	15,599	(15,599)	N/A
Net income (loss)	538,525	727,815	(189,290)	-26.01%

Revenue

Total revenue for fertilizer decreased from $3,214,184 for the three months ended June 30, 2020 to $2,336,367 for the three months ended June 30, 2021, which represented a decrease of $877,817, or approximately negative 27.31%. The decrease in revenue was mainly due to the remaining cautious on the future economic growth for most of our customers. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Cost of sales

Cost of sales for fertilizer decreased from $1,815,710 for the three months ended June 30, 2020 to $1,372,824 for the three months ended June 30, 2021, which represented a decrease of approximately $442,886, or negative 24.39%. The decrease in cost of revenue for fertilizer was in line with the decrease in revenue.

Gross profit

The gross profit decreased from $1,398,474 for the three months ended June 30, 2020 to gross profit of $1,055,348 for the three months ended June 30, 2021. The gross margin on fertilizer decreased from 43.51% for the three months ended June 30, 2020 to 41.18% for the three months ended June 30, 2021.

Expenses

We incurred $137,884 in selling expenses for the three months ended June 30, 2021, compared to $102,562 for the three months ended June 30, 2020. We incurred $380,564 in general and administrative expenses for the three months ended June 30, 2021, compared to $452,337 for the three months ended June 30, 2020. Total selling, general and administrative expenses decreased by $36,451, or 6.57% for the three months ended June 30, 2021 as compared to the same period in 2020. Our selling expenses increased by $35,322 and our general and administrative expenses decreased by $71,773. We expect our general and administrative expense to increase in the near future, if we successfully complete our public offering.

Interest income (expense)

We incurred $48,807 in interest expense during the three months ended June 30, 2021, compared with interest expense of $98,152 for the three months ended June 30, 2020.

Net income

Our net income was $538,525 for the three months ended June 30, 2021, compared with net income of $727,815 for the three months ended June 30, 2020, representing a decrease of $189,290.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,721,181	3,972,391	(251,210)	-6.32%
Revenues-logistic	410,338	-	410,338	N/A
Revenues-agricultural products	120	80,740	(80,620)	-99.85%
Subtotal of revenue	4,131,639,	4,053,131	78,508	1.94%
Cost-fertilizer	2,176,053	2,261,100	(85,047)	-3.76%
Cost- logistic	231,903	-	231,903	N/A
Cost- agricultural products	89	88,454	(88,365)	-99.90%
Subtotal of cost	2,408,045	2,349,554	58,491	2.49%
Gross profit	1,723,594	1,703,577	20,017	1.17%
Gross margin	41.72%	42.03%
Operating expenses:
General and administrative expenses	709,256	909,383	(200,127)	-22.01%
Selling expenses	209,404	110,009	99,395	90.35%
Total operating expenses	918,660	1,019,392	(100,732)	-9.88%
Income(loss) from operations	804,934	684,185	120,749	17.65%
Other income (expense):
Interest expense	(65,645)	(196,775)	131,130	-66.64%
Rent net income	-	3,386	(3,386)	N/A
Other income (expense), net	59,740	(4,111)	63,851	-1553.17%
Total other income (expense)	(5,905)	(197,500)	191,595	-97.01%
Income before income taxes	799,029	486,685	312,344	64.18%
Income taxes	-	15,599	(15,599)	N/A
Net income (loss)	799,029	471,086	327,943	69.61%

Revenue

Total revenue for fertilizer decreased from $3,972,391 for the six months ended June 30, 2020 to $3,721,181 for the six months ended June 30, 2021, which represented a decrease of $251,210, or approximately negative 6.32%. The decrease in revenue was mainly due to the remaining cautious on the future economic growth for most of our customers. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Cost of sales

Cost of sales for fertilizer decreased from $2,261,100 for the six months ended June 30, 2020 to $2,176,053 for the six months ended June 30, 2021, which represented a decrease of approximately $85,047, or negative 3.76%. The decrease in cost of revenue for fertilizer was in line with the decrease in revenue.

Gross profit

The gross profit increased from $1,703,577 for the six months ended June 30, 2020 to gross profit of $1,723,594 for the six months ended June 30, 2021. The gross margin on fertilizer decreased from 42.03% for the six months ended June 30, 2020 to 41.72% for the six months ended June 30, 2021.

Expenses

We incurred $209,404 in selling expenses for the six months ended June 30, 2021, compared to $110,009 for the six months ended June 30, 2020. We incurred $709,256 in general and administrative expenses for the six months ended June 30, 2021, compared to $909,383 for the six months ended June 30, 2020. Total selling, general and administrative expenses decreased by $100,732, or 9.88% for the six months ended June 30, 2021 as compared to the same period in 2020. Our selling expenses increased by $99,395 and our general and administrative expenses decreased by $200,127. We expect our general and administrative expense to increase in the near future, if we successfully complete our public offering.

Interest income (expense)

We incurred $65,645 in interest expense during the six months ended June 30, 2021, compared with interest expense of $196,775 for the six months ended June 30, 2020.

Net income

Our net income was $799,029 for the six months ended June 30, 2021, compared with net income of $471,086 for the six months ended June 30, 2020, representing an increase of $327,943.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At June 30, 2021 and December 31, 2020 our net current assets (working capital) were $6,093,004 and $5,145,436, respectively.

We have financed our operations over the six months ended June 30, 2021 and 2020 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in) operating activities	$3,618,813	$2,031,345
Net cash provided by (used in) investing activities	-	-
Net cash used in financing activities	(3,974,127)	(2,126,617)
Exchange rate effect on cash	62,146	70,443
Net cash inflow (outflow)	$(293,168)	$(24,829)

Cash Used in Operating Activities

Net cash provided by operating activities was $3,618,813 for the six months ended June 30, 2021. The net cash inflow consisted primarily of net income of $799,029, depreciation and amortization of $284,392, a decrease of $4,028,765 in account receivable, a decrease of $10,723,849 in other receivable, which were offset by an increase of $3,842,909 in prepayment, a decrease of $5,540,309 in accounts payable and accrued payables, and a decrease of $2,942,573 in other payable.

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

Cash used in Investing Activities

There is no cash flow in investing activities for the six months ended June 30, 2021 and 2020.

Cash Used in Financing Activities

Net cash used in financing activities was $3,974,127 for the six months ended June 30, 2021. During the period, cash used in financing activities mainly consisted of the proceeds from related parties of $629,490, and repayment of short-term loan of $4,603,617.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2021 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2021
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$1,441,897	$1,441,897	$1-	$-	$-
Others	-	-	-	-	-
	$1,441,897	$1,441,897	$-	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of June 30, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 30, 2021, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2021, we sold to a non-U.S. investor a $231,839 (or RMB 1,5000,000) convertible note that may be converted into 68,188 shares of our common stock at a price of $3.40 per share. In conjunction with the convertible note, we issued to the investor 17,047 warrants that can be exercised for three years to our common stock at an exercise price of $4.80. The transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Regulation S promulgated hereunder as a transaction by the Company not involving any public offering. The securities were sold in an offshore transaction by a foreign issuer, to foreign investors, not using any directed selling efforts in the United States. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

On June 24, 2021, we sold to a non-U.S. investor a $204,000 (or SGD 271,320) convertible note that may be converted into 60,000 shares of our common stock at a price of $3.40 per share. In conjunction with the convertible note, we issued to the investor 15,000 warrants that can be exercised for three years to our common stock at an exercise price of $4.80. The transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Regulation S promulgated hereunder as a transaction by the Company not involving any public offering. The securities were sold in an offshore transaction by a foreign issuer, to foreign investors, not using any directed selling efforts in the United States. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund instalment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2021	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)