Form 10-Q
period 2021-09-30
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2021-11-15
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2021, the registrant had 38,502,954 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31 2020

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$78,579	$348,834
Accounts receivable, net	8,930,763	13,455,551
Due from related party	149,561	1,155,429
Inventories	263,274	147,271
Prepayment	1,396,545	513,491
Other receivables, net	45,655	10,686,077
Total Current Assets	10,864,377	26,306,653

Long term investment	19,021	-
Property, plant and equipment, net	7,156,140	6,266,743
Right of use assets	1,400,422	1,413,598
Operating lease right of use asset, net	203,147	-
Intangible assets, net	17,586	16,198
Goodwill	689,917	709,705
Other assets and deposits	29,878	20,955
Deferred tax asset	459,846	454,848

Total Assets	$20,840,334	$35,188,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,156,938	$4,571,452
Accounts payable and accrued payables	1,725,473	10,025,369
Advances from customers	505,766	297,003
Operating lease liabilities - current	22,563	-
Income tax payable	538,912	529,416
Other payables	2,282,609	5,584,607
Due to related party	162,394	153,370
Total Current Liabilities	6,394,655	21,161,217

Long-term loans	279,555	1,425,475
Operating lease liabilities - noncurrent	167,840	-
Deferred tax liabilities	-	605
Total Liabilities	6,842,050	22,587,297

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 30,000,000 shares authorized,19,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,502,954 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	3,850	3,850
Additional paid in capital	19,933,793	19,933,793
Accumulated deficit	(7,076,952)	(8,596,332)
Accumulated other comprehensive income	1,000,354	1,128,351
Stockholders’ Equity - Muliang Viagoo Technology Inc. and Subsidiaries	13,861,439	12,471,562
Noncontrolling interest	135,339	129,841
Total Stockholders’ Equity	13,998,284	12,601,403
Total Liabilities and Stockholders’ Equity	$20,840,334	$35,188,700

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$3,341,530	3,148,722	$7,473,169	7,201,853
Cost of goods sold	2,154,786	1,726,995	4,562,831	4,076,549
Gross profit	1,186,744	1,421,727	2,910,338	3,125,304

Operating expenses:
General and administrative expenses	348,288	487,486	1,057,544	1,396,869
Selling expenses	122,274	156,063	331,678	266,072
Total operating expenses	470,562	643,549	1,389,222	1,662,941

Income from operations	716,182	778,178	1,521,116	1,462,363

Other income (expense):
Interest expense	(25,884)	(147,404)	(91,529)	(344,179)
Subsidy income	-	-	-	-
Rental income,net	-	2,923	-	6,309
Other income, net	43,773	15,849	103,513	11,738
Total other income (expense)	17,889	(128,632)	11,984	(326,132)

Income before income taxes	734,071	649,546	1,533,100	1,136,231

Income taxes	7,469	18,834	7,469	34,433

Net income	726,602	630,712	1,525,631	1,101,798

Net income attributable to noncontrolling interest	4,351	4,564	6,251	5,215
Net income attributable to Muliang Viagoo Technology Inc. common stockholders	722,251	626,148	1,519,380	1,096,583

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(300,048)	267,319	(128,750)	281,571

Total Comprehensive income	426,554	898,031	1,396,881	1,383,369
Total comprehensive income attributable to noncontrolliing interests	4,682	4,564	7,004	4,629
Total comprehensive income attributable to Muliang Viagoo Technology Inc. common stockholders	$421,872	893,467	$1,389,877	1,378,740

Earnings per common share
Basic and diluted	0.02	0.02	0.04	0.03

Weighted average common shares outstanding
Basic	38,502,954	38,402,954	38,502,954	38,402,954
Diluted	38,502,954	38,402,954	38,502,954	38,402,954

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
For nine months ended September 30, 2020
Balance, December 31, 2019	19,000,000	$1,900	37,341,954	$3,734	19,398,854	(9,571,836)	233,288	123,914	10,189,854
Issuance of common stock in acquisition	-	-	1,061,000	106	534,949	-	-	-	535,055
Net income						1,096,583		5,215	1,101,798
Foreign currency translation adjustment	-	-	-	-	-	-	282,157	(586)	281,571
Balance, September 30, 2020	19,000,000	$1,900	38,402,954	$3,840	19,933,803	(8,475,253)	515,445	128,543	12,108,278

For nine months ended September 30, 2021
Balance, December 31, 2020	19,000,000	1,900	38,502,954	3,850	19,933,793	(8,596,332)	1,128,351	129,841	12,601,403
Net income	-	-	-	-	-	1,519,380	-	6,251	1,525,631
Foreign currency translation adjustment	-	-	-	-	-	-	(127,997)	(753)	(128,750)
Balance, September 30, 2021	19,000,000	1,900	38,502,954	3,850	19,933,793	(7,076,952)	1,000,354	135,339	13,998,284

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,525,631	$1,101,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532,346	711,530
Amortization of lease right of use assets	18,432	-
Deferred income tax assets	-	18,522
Changes in assets and liabilities:
Accounts receivable	4,660,950	(2,918,741)
Inventories	(114,159)	82,709
Prepayment	(979,020)	(2,017,922)
Other receivables	10,746,267	(3,137)
Accounts payable and accrued payables	(9,107,812)	4,678,264
Advances from customers	205,507	43,926
Lease liability	(31,151)	-
Other payables	(3,068,139)	324,745
Net cash provided by operating activities	4,388,257	2,021,694

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of intangible assets	-	33,081
Investment in construction in progress	(1,221,133)	(75,660)
Net cash used in investing activities	(1,221,133)	(42,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	1,023,389	(1,266,476)
Repayment of short-term loans	(4,617,637)	(814,263)
Net cash used in financing activities	(3,594,247)	(2,080,739)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	156,869	89,829

NET INCREASE (DECREASE) IN CASH	(270,255)	(11,795)
CASH, BEGINNING OF PERIOD	348,834	103,868
CASH, END OF PERIOD	78,579	92,073

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$(1,220,446)	$61,473
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Debt transferred to related party from third parties	$-	$801,270
Long term investment without paying cash	10,812	-
Recognization of operating lease right of use asset	190,029	-
Acquisition of subsidiary by issuing common stock	-	2,830,800
Employment cost settled by issuing common stock	$-	$140,000

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Muliang Viagoo Technology, Inc (“Muliang Viagoo”), formerly known as M & A Holding Corporation., Mullan Agritech Inc., and Muliang Agritech Inc. was incorporated under the laws of the State of Nevada on November 5, 2014. Muliang Viagoo’s core business activities of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in the agricultural industry are conducted through several indirectly owned subsidiaries in China.

On June 9, 2016, M & A Holding Corporation filed a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, changing its name from “M & A Holding Corporation,” to “Mullan Agritech, Inc.”

On July 11, 2016, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace the change of the corporate name from “M & A Holding Corporation” to “Mullan Agritech, Inc.” and effective on such date.

On April 4, 2019, the Company changed its corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.” The name change took effect on May 7, 2019. In connection with the name change, our stock symbol changed to “MULG”.

On June 26, 2020, Muliang Agritech, Inc. filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, changing its name from “Muliang Agritech, Inc.” to “Muliang Viagoo Technology, Inc.”. The Company will trade under the new name upon approval by FINRA.

History

Shanghai Muliang Industry Co., Ltd. (referred to herein as “Muliang Industry”) was incorporated in PRC on December 7, 2006 as a limited liability company, owned 95% by Lirong Wang and 5% by Zongfang Wang. Muliang Industry through its own operations and subsidiaries is engaged in developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in the agricultural industry.

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

On July 11, 2013, Muliang Industry established a wholly-owned subsidiary, Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”) in Shanghai, China. On November 6, 2013, Muliang Industry sold 40% of the outstanding equity of Agritech Development to Mr. Jianping Zhang for consideration of approximately $65,000 or RMB 400,000. Agritech Development does not currently conduct any operations.

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

On July 23, 2015, Muliang Industry established a wholly-owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

On September 3, 2015, Muliang Viagoo effected a split of its outstanding common stock resulting in an aggregate of 150,525,000 shares outstanding, of which 120,000,000 were owned by Chenxi Shi, the founder of Muliang Viagoo and its sole officer and director. The remaining 30,525,000 were held by a total of 39 investors.

On January 11, 2016, Muliang Viagoo issued 129,475,000 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of Muliang Viagoo, transferred 120,000,000 shares of common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd. and its consolidated subsidiaries became entities controlled by Muliang Viagoo, whereby Muliang Viagoo would derive all substantial economic benefit generated by Muliang Industry and its subsidiaries.

As a result, Muliang Viagoo has a direct wholly-owned subsidiary, Muliang HK, and an indirect wholly-owned subsidiary Shanghai Mufeng. In addition, through its VIE Agreements, Muliang Viagoo exercises control over Muliang Industry. As a result, Muliang Industry has two wholly-owned subsidiaries (Shanghai Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly-owned subsidiary Zongbao Cangzhou.

On June 6, 2016, Muliang Industry established a wholly-owned subsidiary, namely, Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”) in Henan Province. Ningling Fertilizer is set up for a new production line of bio-chemical fertilizer and has not begun any operation yet.

 On July 7, 2016, Muliang Industry established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”) in Beijing City, China. Muliang Industry owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd, owns the other 35% shares. Zhonglian is to develop and operate an online agricultural products trading platform.

On October 27, 2016, Muliang Industry established a subsidiary, Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”) in Yunnan Province, China. Muliang Industry owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd., owns the other 45% shares. Yunnan Muliang was set up for the sales development of West China.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On October 12, 2017, the Company canceled the registration of Ningling with the administrative authorities for Industry and Commerce. Ningling has historically been reported as a component of our operations and incurred $33,323 to loss before income taxes provisions for the year ended December 31, 2017. The termination does not constitute a strategic shift that will have a major effect on our operations or financial results. As such, the termination is not classified as discontinued operations in our consolidated financial statements.

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

On April 5, 2019, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change and to authorize the creation of Blank Check Preferred Stock. As a result, the Company’s capital stock consists of 500,000,000 shares of common stock, $0.0001 par value, and 100,000,000 shares of blank check preferred stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences, or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

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

The reverse stock split and the name change took effect on May 7, 2019. In connection with the name change, our stock symbol changed to “MULG.”

On June 19, 2020, Muliang Agritech Inc. entered into a Share Exchange Agreement with Viagoo Pte Ltd. (“Viagoo”) and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo.

On June 26, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, changing its name from “Muliang Agritech, Inc.” to “Muliang Viagoo Technology, Inc.”

Viagoo is a Singapore-based logistics sharing platform that enables shippers and carriers to share and optimize resources to lower costs and increase efficiency. From last-mile delivery to cross-border transportation, the platform provides digital transaction contracts for customers to source for service providers to deliver goods and services conveniently. Viagoo partners with various Singapore agencies to promote the platform to support urban logistics need in Singapore, such as Enterprise Singapore, a government agency to support Singapore small and medium businesses, and Singapore Logistics Association.

Pursuant to the SEA, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 1,011,000 shares of the Company’s restricted common stock, valued at $2.80 per share. The Company recognized $673,278 in goodwill as a result of this transaction.

Management determined that the results of operations of Viagoo from June 19, 2020, to June 30, 2020, were not material to the Company’s consolidated results of operations, and as a result, has excluded them from the Company’s consolidated results of operations and cash flows for the six months ended June 30, 2020.

Muliang Viagoo Technology Inc, Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Heilongjiang, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree, and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded for these transactions. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had a net income of $1,525,631 and $1,101,798 for the nine months ended September 30, 2021, and 2020, respectively. Our cash balances as of September 30, 2021, and December 31, 2020, were $78,579 and $348,834, respectively. We had current liabilities of $6,394,755 and $21,161,217 on September 30, 2021, and December 31, 2020, which would be due within the next 12 months. In addition, we had a net current assets (working capital) of $4,469,722 and $5,145,436 at September 30, 2021 and December 31, 2020, respectively.

According to the normal operation, the company does not have problems with business sustainability. But the new covid-19 pandemic from the beginning of 2020 greatly impacts the company’s operation. In 2020, the company’s sales had declined, and the recovery of accounts receivable was slow. As a result, the Company has taken the following measures :(1) while actively opening up new markets and new customers, the Company have increased the collection of accounts receivable and strive to control the turnover days of accounts receivable to be within 90 days at the end of 2021;(2) As of the period end, the company has completed the disposal of Shanghai industrial land transfer transaction and paid off all loans.

Because the company is gradually recovering the accounts receivables affected by the Covid-19, and the sales are gradually returning to the normal level, the company’s current cash revenue and expenditure are normal, which did not affect the normal operation. Now, after Covid-19, the company has no problems with business sustainability. IPO financing will be used for new investments to expand the operating scale and does not affect the existing operating scale.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. However, the basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). Therefore, the differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2020.

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are reasonable under the circumstances. Accordingly, actual results may differ from these estimates. Significant estimates include the useful lives of property and equipment, land use rights, assumptions used in assessing the collectability of receivables, and impairment for long-term assets.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIEs, including the VIEs’ subsidiaries, for which the Muliang Viagoo is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries, the VIEs and the VIEs’ subsidiaries have been eliminated upon consolidation.

As PRC laws and regulations welcome to invest in organic fertilizer industry businesses, the Muliang Viagoo operates its fertilizer business in the PRC through Muliang Industry and its subsidiaries, which are collectively referred as the “WFOEs”.

By entering into a series of agreements (the “VIE Agreements”), the Muliang Viagoo, through WFOEs, obtained control over Muliang Industry and its subsidiaries (collectively referred as “VIEs”). The VIE Agreements enable the Muliang Viagoo to (1) have power to direct the activities that most significantly affect the economic performance of the VIEs, and (2) receive the economic benefits of the VIEs that could be significant to the VIEs. Accordingly, the Muliang Viagoo is considered the primary beneficiary of the VIEs and has consolidated the VIEs’ financial results of operations, assets and liabilities in the Muliang Viagoo’s consolidated financial statements. In making the conclusion that the Muliang Viagoo is the primary beneficiary of the VIEs, the Muliang Viagoo’s rights under the Power of Attorney also provide the Muliang Viagoo’s abilities to direct the activities that most significantly impact the VIEs’ economic performance. The Muliang Viagoo also believes that this ability to exercise control ensures that the VIEs will continue to execute and renew the Master Exclusive Service Agreement and pay service fees to Muliang Viagoo. By charging service fees to be determined and adjusted at the sole discretion of Muliang Viagoo, and by ensuring that the Master Exclusive Service Agreement is executed and remains effective, Muliang Viagoo has the rights to receive substantially all of the economic benefits from the VIEs.

Details of the VIE Agreements, are set forth below:

	As of September 30, 2021	As of December 31, 2020

Current assets	$11,161,396	$25,878,427
Non-current assets	9,250,062	8,863,429
Total Assets	20,411,458	34,741,856
Current liabilities	5,845,368	20,475,295
Non-current liabilities	447,395	1,425,475
Total liabilities	6,292,763	21,900,770
Total shareholders’ equity (deficit)	$14,118,695	$12,841,086

	For nine months ended September 30,
	2021	2020
Net income	$1,842,174	$1,141,228
Net cash provided by (used in) operating activities	4,814,649	2,059,364
Net cash provided by (used in) investing activities	(1,221,133)	(42,579)
Net cash provided by (used in) financing activities	$3,593,475	$2,080,739

VIE Agreements that were entered to give the Muliang Viagoo effective control over the VIEs include:

Voting Rights Proxy Agreement and Irrevocable Power of Attorney

Under which each shareholder of the VIEs grant to any person designated by WFOEs to act as its attorney-in-fact to exercise all shareholder rights under PRC law and the relevant articles of association, including but not limited to, appointing directors, supervisors and officers of the VIEs as well as the right to sell, transfer, pledge and dispose all or a portion of the equity interest held by such shareholders of the VIEs. The proxy and power of attorney agreements will remain effective as long as WFOEs exist. The shareholders of the VIEs do not have the right to terminate the proxy agreements or revoke the appointment of the attorney-in-fact without written consent of the WFOEs.

Exclusive Option Agreement

Under which each shareholder of the VIEs granted 9F or any third party designated by 9F the exclusive and irrevocable right to purchase from such shareholders of the VIEs, to the extent permitted by PRC law and regulations, all or part of their respective equity interests in the VIEs for a purchase price equal to the registered capital. The shareholders of the VIEs will then return the purchase price to 9F or any third party designated by 9F after the option is exercised. 9F may transfer all or part of its option to a third party at its own option. The VIEs and its shareholders agree that without prior written consent of 9F, they may not transfer or otherwise dispose the equity interests or declare any dividends. The restated option agreement will remain effective until 9F or any third party designated by 9F acquires all equity interest of the VIEs.

Spousal Consent

The spouse of each shareholder of the VIEs has entered into a spousal consent letter to acknowledge that he or she consents to the disposition of the equity interests held by his or her spouse in the VIEs in accordance with the exclusive option agreement, the power of attorney and the equity pledge agreement regarding VIE structure described above, and any other supplemental agreement(s) may be consented by his or her spouse from time to time. Each such spouse further agrees that he or she will not take any action or raise any claim to interfere with the arrangements contemplated under the mentioned agreements. In addition, each such spouse further acknowledges that any right or interest in the equity interests held by his or her spouse in the VIEs do not constitute property jointly owned with his or her spouse and each such spouse unconditionally and irrevocably waives any right or interest in such equity interests.

Loan Agreement

Pursuant to the loan agreements between WFOEs and each shareholder of the VIEs, WFOEs extended loans to the shareholders of the VIEs, who had contributed the loan principal to the VIEs as registered capital. The shareholders of VIEs may repay the loans only by transferring their respective equity interests in VIEs to 9F Inc. or its designated person(s) pursuant to the exclusive option agreements. These loan agreements will remain effective until the date of full performance by the parties of their respective obligations thereunder.

VIE Agreements that enables Muliang Viagoo to receive substantially all of the economic benefits from the VIEs include:

Equity Interest Pledge Agreement

Pursuant to equity interest pledge agreement, each shareholder of the VIEs has pledged all of his or her equity interest held in the VIEs to WFOEs to secure the performance by VIEs and their shareholders of their respective obligations under the contractual arrangements, including the payments due to WFOEs for services provided. In the event that the VIEs breach any obligations under these agreements, WFOEs as the pledgees, will be entitled to request immediate disposal of the pledged equity interests and have priority to be compensated by the proceeds from the disposal of the pledged equity interests. The shareholders of the VIEs shall not transfer their equity interests or create or permit to be created any pledges without the prior written consent of WFOEs. The equity interest pledge agreement will remain valid until the master exclusive service agreement and the relevant exclusive option agreements and proxy and power of attorney agreements, expire or terminate.

Master Exclusive Service Agreement

Pursuant to exclusive service agreement, WFOEs have the exclusive right to provide the VIEs with technical support, consulting services and other services. WFOEs shall exclusively own any intellectual property arising from the performance of the agreement. During the term of this agreement, the VIEs may not accept any services covered by this agreement provided by any third party. The VIEs agree to pay service fees to be determined and adjusted at the sole discretion of the WFOEs. The agreement will remain effective unless WFOEs terminate the agreement in writing.

Risks in relation to the VIE structure

Muliang viagoo believes that the contractual arrangements with the VIEs and their current shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Muliang Viagoo’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

●	Revoke the business and operating licenses of the Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Discontinue or restrict the operations of any related-party transactions among the Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Impose fines or other requirements on the Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Require the Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities to revise the relevant ownership structure or restructure operations; and/or;

●	Restrict or prohibit the Muliang Viagoo’s use of the proceeds of the additional public offering to finance the Muliang Viagoo’s business and operations in China;

●	Shut down the Muliang Viagoo’s servers or blocking the Muliang Viagoo’s online platform;

●	Discontinue or place restrictions or onerous conditions on the Muliang Viagoo’s operations; and/or

●	Require the Muliang Viagoo to undergo a costly and disruptive restructuring.

Muliang Viagoo’s ability to conduct its business may be negatively affected if the PRC government were to carry out any of the aforementioned actions. As a result, Muliang Viagoo may not be able to consolidate the VIEs in its consolidated financial statements as it may lose the ability to exert effective control over the VIEs and its shareholders, and it may lose the ability to receive economic benefits from the VIEs. Muliang Viagoo currently does not believe that any penalties imposed or actions taken by the PRC government would result in the liquidation of the Company, WFOEs, or the VIEs.

The following table sets forth the assets, liabilities, results of operations and cash flows of the VIEs and their subsidiaries, which are included in Muliang Viagoo’s consolidated financial statements after the elimination of intercompany balances and transactions:

Under the VIE Arrangements, Muliang Viagoo has the power to direct activities of the VIEs and can have assets transferred out of the VIEs. Therefore, Muliang Viagoo considers that there is no asset in the VIEs that can be used only to settle obligations of the VIEs, except for assets that correspond to the amount of the registered capital and PRC statutory reserves, if any. As the VIEs are incorporated as limited liability companies under the Company Law of the PRC, creditors of the VIEs do not have recourse to the general credit of Muliang Viagoo for any of the liabilities of the VIEs.

Currently there is no contractual arrangement which requires Muliang Viagoo to provide additional financial support to the VIEs. However, as Muliang Viagoo conducts its businesses primarily based on the licenses held by the VIEs, Muliang Viagoo has provided and will continue to provide financial support to the VIEs.

Revenue-producing assets held by the VIEs include certain internet content provision (“ICP”) licenses and other licenses, domain names and trademarks. The ICP licenses and other licenses are required under relevant PRC laws, rules and regulations for the operation of internet businesses in the PRC, and therefore are integral to Muliang Viagoo’s operations. The ICP licenses require that core PRC trademark registrations and domain names are held by the VIEs that provide the relevant services.

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang and 51% controlled Heilongjiang. Accordingly, the 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 20% interest in Yunnan Muliang, and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

 NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The variable interest entities consolidated for which the Company is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. In addition, the Company maintains cash with various financial institutions.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. In addition, the Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, current creditworthiness, and current economic trends. Accounts are written off after exhaustive efforts at collection.

Inventories

Inventories, consisting of raw materials, work in process, and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.

Property, Plant, and Equipment

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

Included in property and equipment is construction-in-progress, which consists of factory improvements and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the construction period or installation of the assets. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The apple orchard includes rental of an apple farm, labor cost, fertilizers, apple seeds, apple seedlings, etc. The costs to purchase and cultivate apple trees and the expenditures related to labor and materials to plant apple trees until they become commercially productive are capitalized, which require a two-year period. The estimated production life for an apple tree is 10 years, and the costs are depreciated without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees, or grafted varieties are fruited are capitalized into inventory and included in Work in Process—apple orchard, a component of inventories.

Depreciation expenses pertaining to apple trees will be included in inventory costs for those apples to be sold and ultimately become a component of the cost of goods sold. Therefore, similar to other assets, the failure of our apple trees to be serviceable over the entirety of their anticipated useful lives or to be sold at their anticipated residual value will negatively impact our operating results.

Intangible Assets

Included in the intangible assets are land-use rights. According to the laws of the PRC, the government owns all the land in the PRC. Therefore, companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

Estimated useful lives of the Company’s intangible assets are as follows:

Useful Life
Land use rights	50 years
Non-patented technology	10 years

The Company carries intangible assets at a cost less accumulated amortization. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company computes amortization using the straight-line method over the estimated useful life of 50 years for the land use rights.

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2021, and 2020.

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

Non-controlling Interest

Non-controlling interests in the Company’s subsidiaries are recorded in accordance with the provisions of ASC 810 and are reported as a component of equity, separate from the parent’s equity. Purchase or sale of equity interests that do not result in a change of control is accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations. Upon loss of control, the interest sold and interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Accordingly, results for the reporting period beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Management has determined that the adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period, nor did it result in a cumulative effect adjustment to opening retained earnings.

Revenue for the sale of products is derived from contracts with customers, which primarily include the sale of fertilizer products and environmental protection equipment. The Company’s sales arrangements do not contain variable consideration. Instead, the Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied, and control of the products has been transferred to the customer. For the vast majority of the Company’s product sales, the performance obligations and control of the products transfer to the customer when products are delivered and customer acceptance is made.

Revenue for logistics-related services is derived from Viagoo subsidiaries. Through an online service platform, the company provides the operation management service to support customers. For VTM service, revenue is charged to carriers based on a certain percentage of the freight charges. For VES service, revenue is recognized based on monthly subscriptions by vehicles and by users. For system integration service, revenue is recognized over time based on the progress of the project and annual maintenance service.

Cost of Sales

Cost of sales consists primarily of raw materials, utility, and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense, and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping, and handling costs, purchasing and receiving costs.

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

Related Parties

Parties are related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to the extent that one of the transacting parties might be prevented from fully pursuing its separate interests. The Company discloses all related party transactions.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) comprised of net income (loss) and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital, and distributions to stockholders. The Company’s comprehensive income (loss) consists of net income (loss) and unrealized gains from foreign currency translation adjustments.

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore Dollar (“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the nine months ended September 30, 2021, and 2020 was a loss of $128,750 and a gain of $281,571, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the Company’s results of operations.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For business in China, asset and liability accounts at September 30, 2021, and December 31, 2020, were translated at 6.4567 RMB to $1 USD and 6.5277 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the nine months ended September 30, 2021, and 2020 were 6.4694 RMB and 6.8641 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at September 30, 2021, and December 31, 2020, were translated at 1.3596 SGD to $1 USD and 1.3217 SGD to $1 USD, respectively. The average translation rate applied to the statements of income for the nine months ended September 30, 2021, was 1.3389 SGD to $1 USD.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share give effect to all dilutive potential of shares of common stock outstanding during the period, including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities on September 30, 2021, and December 31, 2020, and for the nine months ended September 30, 2021, and 2020.

Fair Value of Financial Instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Level 3 - Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, advances to suppliers, prepaid expenses, short-term loans, accounts payable, accrued expenses, advances from customers, VAT and service taxes payable, and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. Accordingly, the Company did not elect to apply the fair value option to any outstanding instruments.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	September 30,	December 31,
	2021	2020
Current portion of long-term debt	$1,156,938	$4,571,452
Long-term loan	279,555	1,425,475
Total	$1,436,493	$5,996,927

Government Contribution Plan

Pursuant to the laws applicable to PRC law, the Company is required to participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical, and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

Statutory Reserve

Pursuant to the laws applicable to the PRC, the Company must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund.” Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign-invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund.” For foreign-invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). If the Company has accumulated loss from prior periods, the Company can use the current period net income after tax to offset against the accumulated loss.

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC-280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in three business segments, of which two are geographically located in China and one in Singapore.

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

The management has reviewed the accounting pronouncements and adopted the new standard on January 1, 2019, using the modified retrospective method of adoption.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2021	2020
Accounts receivable	$10,302,672	$14,763,516
Less: Allowance for doubtful accounts	(1,371,909)	(1,307,965)
Total, net	$8,930,763	$13,455,551

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize bad debt allowance for the nine months ended September 30, 2021, and 2020. The allowance balance as of September 30, 2021 was carried forward from the prior period.

The novel coronavirus epidemic that began in the PRC at the beginning of 2020 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of September 30, 2021. As of the date of this report, a majority of the Company’s customers have resumed normal operations.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$50,373	$48,524
Finished goods	225,842	111,547
Less: Provision for impairment	(12,941)	(12,800)
Total, net	$263,274	$147,271

The Company did not recognize a loss from inventory impairment for the nine months ended September 30, 2021, and 2020.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – OTHER RECEIVABLE

The other receivable balance of $10,686,077 on December 31, 2020 mainly represents the receivable in an escrow account administered by the court in the amount of $10,683,324, which is the consideration of the disposal of the land use right and the related building located in Shanghai City. As of September 30, 2021, the escrow account and the related debt was settled.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2021 and December 31, 2020 consisted of:

	September 30,	December 31,
	2021	2020
Building	$2,991,771	$2,949,493
Operating equipment	2,935,047	2,758,704
Vehicle	87,782	86,828
Office equipment	100,507	26,783
Apple Orchard	1,093,230	1,041,377
Construction in progress	3,143,754	1,829,057
	10,352,091	8,692,242
Less: Accumulated depreciation	(3,195,951)	(2,425,499)
	$7,156,140	$6,266,743

For the nine months ended September 30, 2021 and 2020, depreciation expense amounted to $532,346 and $696,200, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $3,143,754 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total balance of $1,400,422 as of September 30, 2021 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,572,451 and the accumulated amortization is $172,029.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	September 30,	December 31,
	2021	2020
Deferred tax assets, non-current
Deficit carried-forward	$-	$20,600
Allowance	459,846	434,248
Deferred tax assets	459,846	454,848
Less: valuation allowance	-	-
Deferred tax assets, non-current	$459,846	$454,848

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

Zongbo repaid the loan as scheduled through September 30, 2017 (total RMB 10 Million). However, a local government policy was later implemented in the Industrial Park where the Company’s then newly-built facility is located. Because the Industrial Park shifted its focus to concentrate on businesses relating to food production, machinery and renewable energy, Company’s organic fertilizer business was not permitted. It is very common for China and large cities such as Shanghai to implement such sudden policy change to promote the development of industrial park characteristics. Because of this regulatory change and the Company’s inability to satisfy the use of proceeds based on the new policy, Agricultural Bank of China initiated the “default” of the Loan Agreement and commenced legal action against Zongbao and its guarantors on January 18, 2018 to demand early repayment of the remaining RMB 35 Million. In addition, as a condition of the loan, if the borrower fails to repay the principal of the loan within the time limit specified in the contract, the interest on the overdue loan will rise by 50%. If the borrower’s default causes the creditor to resort to litigation and other methods to realize the creditor’s rights, the lender’s attorney fees, travel expenses, and other enforcement fees shall be borne by the borrower.

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

As of September 30, 2021, the amount of $279,555 represents the long-term loan owed to Ms. Hui Song. The amount owed to Ms. Hui Song is non-interest bearing, unsecured, and is expected to be due more than one year afterward.

Long-term loan and current portion of long-term loan consisted of the following:

	September 30,	December 31,
	2021	2020
Loan payable to Agricultural Bank of China, annual interest rate ranges from 6% to 7.2%	$-	$4,571,452
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by July 18, 2022.	1,156,938	1,144,363
Long-term loans due to individuals and entities without interest	279,555	281,112
	1,436,493	5,996,927
Current portion of long-term loans payable	1,156,938	4,571,452
Total, net	$279,555	$1,425,475

As of September 30, 2021, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$1,156,938
1-2 years	279,555
3 years	-
Total	$1,436,493

The Company recognized interest expenses of $91,529 and $344,179 for the nine months ended September 30, 2021 and 2020, respectively.

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

Common Share Issuances

On June 29, 2018, the outstanding amount of $326,348 due to Mr. Wang, CEO, and Chairman of the Company, was converted into 43,200 shares of Common Shares at $ 7.55 per share.

On June 29, 2018, the Company issued 298,518 common shares of the Company at $7.55 for proceeds of $2,255,111 to Mr. Wang, CEO, and Chairman of the Company.

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock (the “Reverse Stock Split”). No fractional shares of Common Stock will be issued as a result of the reverse stock split. The Stock Split does not affect the par value or the number of authorized shares of the Company’s common stock.

On April 16, 2019, the Company filed a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Reverse stock Split. The reverse stock split took effect on May 7, 2019. The common shares outstanding have been retroactively restated to reflect the reverse stock split.

On October 10, 2019, and November 1, 2019, the Company issued a total of 19,000,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 19,000,000 shares of common stock beneficially owned by him. Following the transaction, 19,000,000 shares of common stock were canceled and returned to treasury.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS EQUITY (CONTINUED)

On December 29, 2020, the Company issued 100,000 restricted common stock to two investors for US$280,000, valued at $2.80 per share.

As of the date of this report, there were 38,502,954 shares of common stock outstanding.

Blank Check Preferred Stock

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved the creation of one hundred million (100,000,000) shares of Blank Check Preferred Stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences, or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

On April 5, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to authorize the creation of Blank Check Preferred Stock.

On October 30, 2019, 30,000,000 shares were designated to be Series A Preferred Stock out of the 100,000,000 shares of blank check preferred stock.

Series A Preferred Stock

On October 30, 2019, the Company’s Board of Directors and majority shareholder approved to designate 30,000,000 shares as Series A Preferred Stock out of the 100,000,000 shares of blank check preferred stock, which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be set forth in the discussion below under the “Series A Preferred Stock.” A certificate of designation for the Series A Preferred Stock was filed with the Secretary of State of the State of Nevada on October 30, 2019.

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

On November 1, 2019, the Company issued a total of 19,000,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 19,000,000 shares of common stock beneficially owned by him. Following the transaction, 19,000,000 shares of common stock were canceled and returned to the treasury.

As of the filing date, there were 19,000,000 shares of Series A Preferred Stock issued outstanding.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance of $149,561 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company. These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

For the nine months ended September 30, 2021, the Company borrowed $2,396,325 from Mr. Lirong Wang, and repaid $1,390,457.

For the nine months ended September 30, 2020, the Company borrowed $2,612,499 from Mr. Lirong Wang, and repaid $3,028,540.

The receivable balance of $1,645,489 related to the sold Land use right and Fixed assets for the repayment of debts to Shanghai Zhongta Construction and Engineering Co., Ltd. The Company has not received the repayment amount as of December 31, 2020, and is recorded as receivable from Mr. Lirong Wang.

*Due to related parties

Outstanding balance due to Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	September 30,	December 31,
	2021	2020	Relationship
Ms. Xueying Sheng	105,467	97,587	Controller/Accounting Manager of the Company
Mr. Guohua Lin	56,927	55,783	Senior management / One of the Company’s shareholders
Total	162,394	153,370

For the nine months ended September 30, 2021, the Company borrowed $7,435 from Mr. Guohua Lin, and repaid $6,291. For the nine months ended September 30, 2020, the Company borrowed $36,567 from Mr. Guohua Lin, and repaid $88,795.

For the nine months ended September 30, 2021, the Company borrowed $12,390 from Ms. Xueying Sheng and repaid $4,510. For the nine months ended September 30, 2020, the Company borrowed $38,680 from Ms. Xueying Sheng and repaid $22,796.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2021, and 2020.

	For the nine months ended
	September 30,
Customer	2021		2020
	Amount	%	Amount	%
A	2,407,951	32%	2,597,402	36%
B	1,308,618	34%	3,011,449	42%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2021 and 2020.

	For the nine months ended
	September 30,
Suppliers	2021		2020
	Amount	%	Amount	%
A	N/A	N/A	1,035,654	24%
B	593,100	14%	2,631,780	61%
C	746,589	17%	N/A	N/A
D	621,387	15%	N/A	N/A
E	619,532	14%	N/A	N/A

Credit Risks

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the PRC’s political, economic, and legal environment and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. As a result, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. On September 30, 2021, and December 31, 2020, the Company’s cash balances by geographic area were as follows:

	September 30, 2021		December 31, 2020
China	$8,588	11%	$340,381	98%
Singapore	69,991	89%	8,453	2%
Total cash and cash equivalents	$78,579	100%	$348,834	100%

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – INCOME TAXES

United States

Muliang Viagoo was established in the State of Nevada in the United States and is subject to Nevada State and US Federal tax laws. Muliang Viagoo has approximately $102,000 of unused net operating losses (“NOLs”) available for carrying forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong, and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the six months ended June 30, 2021 and 2020, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

Singapore

Viagoo is incorporated in Singapore where tax is levied on profits at rate of 17.0%. Singapore uses a territorial tax system. Post-tax profit distributions (i.e., dividends) to shareholders are tax-free. Singapore does not tax on capital gains.

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

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – INCOME TAXES (CONTINUED)

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change. Therefore, it is uncertain whether the PRC tax authority may take different views about the Company’s PRC entities’ tax filings, which may lead to additional tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Accordingly, the management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2021, and December 31, 2020.

The provision for income taxes consists of the following:

	For the Nine Months Ended Septembere 30,
	2021	2020
Current	$7,469	$15,599
Deferred	-	-
Total	$7,469	$15,599

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Fertilizer sales	$6,856,190	$6,735,189	$4,234,896	$3,829,659
Logistic	616,859	251,797	327,845	90,785
Agricultural products (food) sales	120	214,867	90	156,105
Total	$7,473,169	$7,201,853	$4,562,831	$4,076,549

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to September 30, 2021 but prior to November 15, 2021, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Business Overview

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries established in the People’s Republic of China, or “PRC” or “China,” and our variable interest entity, or “VIE.” We control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements. Because of our corporate structure, we are subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to a limitation on foreign ownership of internet technology companies and regulatory review of overseas listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard. In addition, our VIE Agreements may not be effective in providing control over VIE. If we fail to comply with their rules and regulations, we may also be subject to sanctions imposed by PRC regulatory agencies, including the Chinese Securities Regulatory Commission.

We primarily engage in the manufacturing and distribution of organic fertilizer and the sales of agricultural products in the PRC. Our organic fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.”

We process crop straw (including corn, rice, wheat, cotton, and other crops) into high-quality organic, nutritious fertilizers that are easily absorbed by crops in three hours through our patented technology. Straws are common agricultural by-products. In PRC, farmers usually remove the straw stubble that remains after grains by burning them to continue farming on the same land. These activities have resulted in significant air pollution, and they damage the surface structure of the soil with a loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, effectively reducing air pollution. The straw organic fertilizer we produce does not contain the heavy metals, antibiotics, and harmful bacteria common in the traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins, and carbohydrates that promote the healthiest soils capable of growing healthy crops and vegetables. In addition, it can effectively reduce the use of chemical fertilizers and pesticides and reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve soil fertility and the quality and safety of agricultural products.

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 91.7% and 100% of our total revenue for the nine months ended September 30, 2021, and 2020, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC, to produce our organic fertilizers, which have been in operation since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus on producing organic fertilizers, we also sell agriculture food products, including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the nine months ended September 30, 2021, and 2020. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products, with business commencing at the end of 2021. We are currently constructing a deep-processing slaughterhouse and processing plant that is expected to slaughter 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products include goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half-goat, lamb viscera, etc. We expect to start generating revenue from the black goat products at the end of 2021.

We have sold our industrial land and buildings in Shanghai through an administratively organized private sale before the end of the fiscal year ended December 31, 2020. We have cleared all liens and legal claims attached to our subsidiary Zongbao and improved our cash position through the sale. We have completed the sale in April 2021.

Viagoo Solutions

Viagoo logistic platform aims to provide a solution for shippers to easily optimize the logistics resources by either listing their assets in the platform for other shippers to book or requesting the logistic services via the platform. Furthermore, the flexible sharing model ensures shippers and carriers can get the best deals to reduce costs by maximizing unused resources.

Viagoo platform provides full online tracking, route optimization, and capacity planning options to help the carriers efficiently manage their operations. Using the Internet of Things (IoT), GPS, mobile integration, document and data integration services, the Viagoo platform can empower shippers and carriers with an up-to-date digital platform to support their digital transformations. Furthermore, with a ready Application Programming Interface (API) to various eCommerce platforms, shippers and carriers can plan their digital strategies and grow their businesses.

Viagoo platform is built on a secured cloud environment tested and approved by some key corporate users in the healthcare and logistics sectors. Viagoo is seeking investments to expand its digital capability with advanced technology in its plans, particularly in Artificial Intelligence, machine learning, blockchain in transaction handling, data analytics in resource distribution, and cold chain management. Also, using document automation and data integration technologies, the Viagoo platform will offer value-added services such as insurance on the go, vehicle lease financing, link up to rest stop, fuel, vehicle workshop services.

The acquisition of Viagoo Pte Ltd, a Singapore-based online logistic platform, will enable the Muliang group of companies to optimize the transport logistics to lower the cost of delivery and increase efficiency. The platform will connect truck drivers to Muliang and provide end-to-end tracking of the delivery status. With this platform, it is expected to reduce delivery costs by 30%.

Viagoo platform is expected to be opened to the China market where other companies and merchants can book delivery services, and transporters can sign on to list and provide their services. Development work began in August 2020 to provide localization and support for map and address services in China. The development and testing are expected to be completed in February 2021 and ready for launch in April 2021.

Viagoo Business Model

Viagoo business model has three main revenue streams.

Viagoo Transport Marketplace (VTM) is the transaction platform for shippers and carriers to list and accept delivery jobs. In addition, the platform provides sharing functions where shippers can share the transport fleet to some common places (e.g., shopping malls in the city). This service will reduce the waiting time and fuels and result in huge cost savings.

●	VTM provides single job and bulk orders or API connections for a job posting. The fees are pre-calculated based on distance, areas, volume matric weight, type of goods, delivery options, and time.

●	Task tracking – Shippers can track the delivery status if the option for tracking is required.

●	eWallet option – eWallet will be used for the service purpose, and payment will be deducted from the eWallet stored value.

●	Reports – Delivery reports are available for shippers to track the performance and status of the delivery operation.

VTM is charged to carriers based on a certain percentage of the freight charges. In addition, other add-on services like online insurance, rest stop services will be an additional percentage charged to the service providers.

Viagoo Enterprise Services (VES) - is a cloud-based service that provides the operation management to support the Transport and Logistics team. Through various modules, the carrier’s transport management can greatly optimize the resources and achieve higher efficiency.

●	Automatic Scheduling – Delivery / Invoice data will be pushed to the VES for an automatic schedule to the driver via VES mobile app. The criteria of automatic scheduling are based on location, time preference, and route zoning. These criteria can be configured and fine-tuned as the business progresses.

●	Route Optimisation – The system can automatically calculate the best routes based on various delivery points and constraints such as “time window.” With route optimization, the transport planner can handle new delivery addresses dynamically. Also, if there is a change in delivery plans due to various unforeseen circumstances such as vehicle breakdown and customer last-minute cancellation, the system can re-optimize quickly by pushing a button.

●	VES Driver app - Task tracking – Once the tasks are started, they will be tracked until they are completed. If e-sign is accepted, customers can sign and acknowledge the acceptance of goods using VES’ mobile sign feature built into the app or by taking a photo of the signed invoices or delivering orders (usually the last page of the document).

●	Customer Notification – Customers will be notified via email upon the completion of the delivery. A copy of the invoice/delivery order and the signed copies will be sent to customers (customer email list to be maintained in the system) via email.

●	Reports – Delivery reports are available for operations managers to track the performance and status of the delivery operations.

●	VES Temperature Sensor Tracking Services – This is an additional module for real-time tracking of temperature control (via a GPS temperature tracking device installed in the truck) trucks to prevent food waste and ensure food safety.

VES is charged based on a monthly subscription by vehicles and by users. It is integrated with VTM and jobs received via VTM can be assigned and tracked automatically by VES.

Enterprise Systems – This is a project-based system integration. The enterprise system is charged based on project price and annual maintenance service fees. As Viagoo's smart logistics platform gains acceptance in local markets, we expect business opportunities to arise for us to custom-build enterprise solutions in the healthcare and logistics sectors. For example, Parkway Pantai Singapore uses us to custom build the online logistic job assignment and track lab sample collection/delivery between clinics/hospitals and labs. This is to facilitate efficient deployment of the delivery resources and to ensure compliance is achieved in a tightly controlled fashion.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Preparing these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments, estimates, and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following are our critical accounting policies:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States or U.S. GAAP.

Principles of Consolidation

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang and 51% controlled Heilongjiang. Accordingly, the 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 20% interest in Yunnan Muliang, and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

The variable interest entities consolidated for which the Company is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates required by management include the recoverability of long-lived assets and the valuation of inventories. Accordingly, actual results could differ from those estimates.

Accounts Receivable

We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our experience and current practice in the PRC, management provides a 100% allowance for doubtful accounts equivalent to those not collected within one year and 50% for receivables outstanding for longer than six months. Management believes that the current bad debt allowance adequately reflects an appropriate estimate based on management’s judgment.

Inventory Valuation

We value our fertilizer inventories at the lower of cost, determined on a weighted average basis, and net realizable value (the estimated market price). Substantially all inventory expenses, packaging, and supplies are valued by the weighted average method.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for the reporting period beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Management has determined that the adoption of ASC 606 did not impact the Company’s previously reported financial statements in any prior period, nor did it result in a cumulative-effect adjustment to opening retained earnings.

Revenue for the sale of products is derived from contracts with customers, which primarily include the sale of fertilizer products and environmental protection equipment. The Company’s sales arrangements do not contain variable considerations. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and control of the products has been transferred to the customer. For vast majority of the Company’s product sales, the performance obligations and control of the products transfer to the customer when products are delivered, and customer acceptance is made.

Revenue for logistics-related services is derived from Viagoo subsidiaries. Through an online service platform, the company provides the operation management service to support customers. For VTM service, revenue is charged to carriers based on a certain percentage of the freight charges. For VES service, revenue is recognized based on monthly subscriptions by vehicles and by users. For system integration service, revenue is recognized over time based on the progress of the project and annual maintenance service.

Pursuant to the guidance of ASC Topic 840, rent shall be reported as income by lessors over the lease term as it becomes receivable. The Company currently leased part of the building of the Shanghai new plant to third parties as a warehouse. Accordingly, the Company recognizes building leasing revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

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

The management has reviewed the accounting pronouncements and adopted the new standard on January 1, 2019, using the modified retrospective method of adoption.

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

The Company believes that no other accounting standards were recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 91.7% of our total revenue for the nine months ended September 30, 2021.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2020. However, the COVID-19 was under control for the nine months ended September 30, 2021 in China. And we are growing our revenue steadily currently and will keep growing through 2021.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,135,009	3,079,335	55,674	1.81%
Reveues-logistic	206,521	-	206,521	N/A
Reveues-agricutural products	-	69,387	-	N/A
Subtoal of revenue	3,341,530	3,148,722	262,195	8.33%
Cost-fertilizer	2,058,843	1,644,008	414,835	25.23%
Cost- logistic	95,943	-	95,943	N/A
Cost- agricultural products	-	82,987	-	N/A
Subtotal of cost	2,154,786	1,726,995	510,778	29.58%
Gross profit	1,186,744	1,421,727	(248,583)	-17.48%
Gross margin	35.51%	45.15%
Operating expenses:
General and administrative expenses	348,288	487,486	(139,198)	-28.55%
Selling expenses	122,274	156,063	(33,789)	-21.65%
Total operating expenses	470,562	643,549	(172,987)	-26.88%
Income(loss) from operations	716,182	778,178	(75,596)	-9.71%
Other income (expense):
Interest expense	(25,884)	(147,404)	121,520	-82.44%
Rent net income	-	2,923	(2,923)	N/A
Other income (expense), net	43,773	15,849	27,924	176.19%
Total other income (expense)	17,889	(128,632)	146,521	-113.91%
Income before income taxes	734,071	649,546	70,925	10.92%
Income taxes	7,469	18,834	(11,365)	N/A
Net income (loss)	726,602	630,712	82,290	13.05%

Revenue

Total revenue for fertilizer increased from $3,079,335 for the three months ended September 30, 2020, to $3,135,009 for the three months ended September 30, 2021, which represented an increase of $55,674, or approximately 1.81%. The increase in revenue was mainly due to the restoring confidence in the future economic growth for most of our customers. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Cost of sales

Cost of sales for fertilizer increased from $1,644,008 for the three months ended September 30, 2020, to $2,058,843 for the three months ended September 30, 2021, which represented an increase of approximately $414,835, or 25.23%. The increase in the cost of revenue for fertilizer was in line with the increase in revenue.

Gross profit

The gross profit decreased from $1,421,727 for the three months ended September 30, 2020, to a gross profit of $1,186,744 for the three months ended September 30, 2021. The gross margin decreased from 45.15% for the three months ended September 30, 2020, to 35.51% for the three months ended September 30, 2021.

Expenses

We incurred $122,274 in selling expenses for the three months ended September 30, 2021, compared to $156,063 for the three months ended September 30, 2020. We incurred $348,288 in general and administrative expenses for the three months ended September 30, 2021, compared to $487,486 for the three months ended September 30, 2020. Total selling, general and administrative expenses decreased by $172,987, or 26.88% for the three months ended September 30, 2021, as compared to the same period in 2020. Our selling expenses decreased by $33,789, and our general and administrative expenses decreased by $139,198. We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Interest income (expense)

We incurred $25,884 in interest expense during the three months ended September 30, 2021, compared with interest expense of $147,404 for the three months ended September 30, 2020.

Net income

Our net income was $726,602 for the three months ended September 30, 2021, compared with a net income of $630,712 for the three months ended September 30, 2020, representing an increase of $82,290.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Fluctuation
	$	$	$	%
Revenues-fertilizer	6,856,190	6,986,986	(130,796)	-1.87%
Reveues-logistic	616,859	-	616,859	N/A
Reveues-agricutural products	120	214,867	(214,747)	-99.94%
Subtoal of revenue	7,473,169	7,201,853	271,316	3.77%
Cost-fertilizer	4,234,896	3,920,444	314,452	8.02%
Cost- logistic	327,845	-	327,845	N/A
Cost- agricultural products	90	156,105	(156,015)	-99.94%
Subtotal of cost	4,562,831	4,076,549	486,282	11.93%
Gross profit	2,910,338	3,125,304	(214,966)	-6.88%
Gross margin	38.94%	43.40%
Operating expenses:
General and administrative expenses	1,057,544	1,396,869	(339,325)	-24.29%
Selling expenses	331,678	266,072	65,606	24.66%
Total operating expenses	1,389,222	1,662,941	(273,719)	-16.46%
Income(loss) from operations	1,521,116	1,462,363	58,753	4.02%
Other income (expense):
Interest expense	(91,529)	(344,179)	252,650	-73.41%
Rent net income	-	6,309	(6,309)	N/A
Other income (expense), net	103,513	11,738	91,775	781.86%
Total other income (expense)	11,984	(326,132)	338,116	-103.67%
Income before income taxes	1,533,100	1,136,231	396,869	34.93%
Income taxes	7,469	34,433	-26,964	N/A
Net income (loss)	1,525,631	1,101,798	423,833	38.47%

Revenue

Total revenue for fertilizer slightly decreased from $6,986,986 for the nine months ended September 30, 2020 to $6,856,190 for the nine months ended September 30, 2021, which represented a decrease of $130,796, or approximately negative 1.87%. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Cost of sales

The cost of sales for fertilizer slightly increased from $3,920,444 for the nine months ended September 30, 2020 to $4,234,896 for the nine months ended September 30, 2021, which represented an increase of approximately $314,452, or 8.02%. The increase in cost of revenue for fertilizer was due to the increase in raw materials

Gross profit

The gross profit decreased from $3,125,304 for the nine months ended September 30, 2020 to a gross profit of $2,9104,338 for the nine months ended September 30, 2021. The gross margin decreased from 43.0% for the nine months ended September 30, 2020 to 38.94% for the nine months ended September 30, 2021.

Expenses

We incurred $331,678 in selling expenses for the nine months ended September 30, 2021, compared to $266,072 for the nine months ended September 30, 2020. We incurred $1,057,544 in general and administrative expenses for the nine months ended September 30, 2021, compared to $1,396,869 for the nine months ended September 30, 2020. Total selling, general and administrative expenses decreased by $273,719, or 16.46% for the nine months ended September 30, 2021, as compared to the same period in 2020. Our selling expenses increased by $65,606, and our general and administrative expenses decreased by $339,325. We expect our general and administrative expenses to increase in the near future, if we successfully complete our public offering.

Interest income (expense)

We incurred $91,529 in interest expense during the nine months ended September 30, 2021, compared with an interest expense of $344,179 for the nine months ended September 30, 2020.

Net income

Our net income was $1,525,631 for the nine months ended September 30, 2021, compared with net income of $1,101,798 for the nine months ended September 30, 2020, representing an increase of $423,833.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At September 30, 2021 and December 31, 2020 our net current assets (working capital) were $4,469,722 and $5,145,436, respectively.

We have financed our operations over the nine months ended September 30, 2021 and 2020 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in) operating activities	$4,388,257	$2,021,694
Net cash provided by (used in) investing activities	(1,221,133	(42,579)
Net cash used in financing activities	(3,594,247)	(2,080,739)
Exchange rate effect on cash	156,869	89,829
Net cash inflow (outflow)	$(270,255)	$(11,795)

Cash Provided by Operating Activities

Net cash provided by operating activities was $4,388,257 for the nine months ended September 30, 2021. The net cash inflow consisted primarily of net income of $1,525,631, depreciation and amortization of $532,346, a decrease of $4,660,950 in account receivable, a decrease of $10,746,267 in other receivable, which were offset by an increase of $979,020 in prepayment, a decrease of $9,107,812 in accounts payable and accrued payables, and a decrease of $3,068,139 in other payable.

Net cash provided by operating activities was $2,021,694 for the nine months ended September 30, 2020. The net cash inflow consisted primarily of net income of $1,101,798, depreciation and amortization of $711,530, an increase of $4,678,264 in account payable and accrued payables, an increase of $324,745 in other payable, a decrease of $82,709 in inventory, which was offset by an increase of $2,017,922 in prepayment, an increase of $2,918,741 in accounts receivable.

Cash used in Investing Activities

Net cash used in investing activities was $1,221,133 for the nine months ended September 30, 2021. The activities referred to the construction in progress of $1,221,133.

Net cash used in investing activities was $42,579 for the nine months ended September 30, 2020. The activities consisted of disposal of intangible assets of $33,081 and investment in construction in progress of $75,660.

Cash Used in Financing Activities

Net cash used in financing activities was $3,594,247 for the nine months ended September 30, 2021. During the period, cash used in financing activities mainly consisted of the proceeds from related parties of $1,023,389 and repayment of short-term loan of $4,617,637.

Net cash used in financing activities was $2,080,739 for the nine months ended September 30, 2020. During the period, cash used in financing activities consisted of the repayment to related parties of $1,266,476 and repayment of a short-term loan of $814,263.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2021 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of September 30, 2021
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$1,156,938	$1,156,938	$-1	$-	$-
Others	-	-	-	-	-
	$1,156,938	$1,156,938	$-	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of September 30, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 30, 2021, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2021 that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: November 15, 2021	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)