Form 10-K
period 2021-12-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2022-03-31
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

DECEMBER 31, 2021

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

Through our patented technology, we are able to process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straw is a common agricultural by-product. In the PRC, farmers usually remove the straw stubble that remains after harvesting grains by burning them in order to continue farming on the same land season to season. These activities have resulted in significant air pollution, and damage the surface structure of the soil by causing a loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The straw-based organic fertilizer we produce does not contain the heavy metals, antibiotics, or harmful bacteria that are common in traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins and carbohydrates that promotes healthy soil capable of growing excellent crops and vegetables. It effectively reduces the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve the fertility of soil and the quality and safety of agricultural products.

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 91.5% and 95.8% of our total revenue for the fiscal years ended December 31, 2021 and 2020, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer in order to avoid the drying and cooling process, as such will increase our production capacity.

Besides our focus on producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2021 and 2020 respectively. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we began the processing and distribution of black goat products business in June 2022. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2022.

Our 42,895 square meters of industrial land and 28,549 square meters of factory and office space located in Jinshan District, Shanghai was sold for RMB 74.52 million (US$11.42 million), and the transaction has been settled as of December 31, 2021..Our assets mainly include: (i) 22,511 square meters of industrial land and 10,373 square meters of plant area and organic straw fertilizer production line in Weihai City, Shandong Province, and (ii) over $2 million investment of land use right and the black goat slaughtering and processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, in China.

History

The following diagram illustrates and assumes the completion of the Reorganization, including consolidation of our subsidiaries and VIEs:

Muliang Viagoo Technology, Inc. ("Muliang Viagoo")
Nevada
(November 5, 2014)
Acquired on July 8, 2015
100%
Muliang Agricultural Limited ("Muliang HK")
Hong Kong SAR
(August 21, 2014)
Acquired on June 22, 2020
100%
Viagoo Pte Ltd.
Singapore
(November 22, 2018)
100%
Nexg Pte Ltd.
Singapore
(April 7, 2008)
100%
TPS Solutions Limited.
Hong Kong SAR
(May 5, 2014)
Offshore
Onshore
100%
Shanghai Mufeng Investment Consulting Co., Ltd. ("Shanghai Mufeng")
上海牧枫投资咨询有限公司
PRC
(January 27, 2015)
VIE
Shanghai Muliang Industry Co., Ltd. ("Shanghai Muliang")
上海牧粮实业有限公司
PRC
(2006)
100%
Shanghai Zongbao Environmental Construction Co., Ltd. ("Shanghai Zongbao"), 上海综宝环境工程有限公司
PRC
(January 25, 2008)
60%
Shanghai Muliang Agritech Development Co., Ltd. ("Agritech Development"), 上海牧粮农业科技发展有限公司
PRC
(July 11, 2013)
99.9%
Weihai Fukang Bio-Fertilizer Co., Ltd. ("Fukang"), 威海富康生物肥料有限公司
PRC
(January 6, 2009)
100%
Shanghai Muliang Agriculture Sales Co., Ltd. ("Muliang Sales"), 上海牧粮农业销售有限公司
PRC
(July 23, 2015)
65%
Zhonglian Huinong (Beijing) Technology Co., Ltd. ("Zhonglian"), 中联惠农（北京）科技有限公司
PRC
(2016)
80%
Yunan Muliang Animal Husbandry Development Co., Ltd. ("Yunan Muliang"), 云南牧粮畜牧发展有限公司
PRC
(October 27, 2016)
100%
Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch ("Zongbao Cangzhou"), 上海综宝环境工程有限公司沧州分公司
PRC
(June 17, 2008)

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

Contractual Arrangements

Shanghai Muliang was incorporated in PRC on December 7, 2006 as a limited liability company, owned 95% by Lirong Wang and 5% by Zongfang Wang. Shanghai Muliang through its own operations and its subsidiaries is engaged in the business of developing, manufacturing, and selling organic fertilizers and bio-organic fertilizers for use in the agricultural industry.

Shanghai Muliang is deemed our variable interest entity or VIE. Due to PRC legal restrictions on foreign ownership, neither we nor our subsidiaries own any direct equity interest in Shanghai Muliang. Instead, we control and receive the economic benefits of Shanghai Muliang’s business operation through a series of contractual arrangements Shanghai Mufeng, Shanghai Muliang and the Shanghai Muliang Shareholders entered into a series of contractual arrangements, also known as VIE Agreements. The VIE agreements are designed to provide Shanghai Mufeng with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Shanghai Muliang including absolute control rights and the rights to the assets, property and revenue of Shanghai Muliang. If Shanghai Muliang and its subsidiary or the Shanghai Muliang Shareholders fail to perform their respective obligations under the contractual arrangements, we could be limited in our ability to enforce the contractual arrangements that give us effective control over Shanghai Muliang and its subsidiary. Furthermore, if we are unable to maintain effective control, we would not be able to continue to consolidate the financial results of our variable interest entity in our financial statements.

As a result of these contractual arrangements, we have become the primary beneficiary of, and we treat the VIE as our variable interest entity under U.S. GAAP. We have consolidated the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP.

The tables below demonstrate the quantitative metrics of the U.S. holding company and the VIE (Shanghai Muliang Industry Co., Ltd.), for the fiscal years ended December 31, 2021 and 2020. Please read this data together with our consolidated financial statements and related notes included in the registration statement of which this prospectus is a part.

As of and for the year ended December 31, 2021

	Shanghai Muliang Industry Co., Ltd.(VIEs)	Consolidated Financials	% of the Consolidated Financials

Current assets	$18,972,383	$19,173,830	99%
Non-current assets	8,995,363	9,726,617	92%
Total Assets	27,967,746	28,900,447	97%
Current liabilities	12,794,076	13,770,110	93%
Non-current liabilities	422,480	422,480	100%
Total liabilities	13,216,556	14,192,590	93%
Total shareholders’ equity (deficit)	14,751,190	14,707,857	100%
Revenues	9,731,082	10,635,402	91%
Cost of goods sold	5,910,793	6,388,771	93%
Gross profit	3,820,289	4,246,631	90%
Total operating expenses	1,527,941	2,501,093	61%
Income before taxes	2,462,471	1,946,158	127%
Net income	2,254,902	1,731,177	130%
Net cash provided by (used in) operating activities	5,484,916	4,930,236	111%
Net cash provided by (used in) investing activities	(1,158,773)	(1,158,773)	100%
Net cash provided by (used in) financing activities	$(4,328,560)	$(4,363,568)	99%

As of and for the year ended December 31, 2020

	Shanghai Muliang Industry Co., Ltd. (VIE)	Consolidated Financials	% of the Consolidated Financials
Current assets	$25,878,427	$26,306,653	98%
Non-current assets	$8,863,429	$8,882,047	100%
Total Assets	$34,741,856	$35,188,700	99%
Current liabilities	$20,475,295	$21,161,217	97%
Non-current liabilities	$1,425,475	$1,426,080	100%
Total liabilities	$21,900,770	$22,587,297	97%
Total shareholders’ equity (deficit)	$12,841,086	$12,601,403	102%
Revenues	$10,634,609	$11,008,532	97%
Cost of goods sold	$6,116,664	$6,248,757	98%
Gross profit	$4,517,945	$4,759,775	95%
Total operating expenses	$2,645,495	$3,141,996	84%
Income before taxes	$803,538	$584,928	137%
Net income	$1,198,517	$979,907	122%
Net cash provided by (used in) operating activities	$1,413,581	$1,807,790	78%
Net cash provided by (used in) investing activities	$(75,346)	$(75,346)	100%
Net cash provided by (used in) financing activities	$(1,648,247)	$(1,368,247)	120%

Our Industry

The Status and Market Demand of the Organic Straw Fertilizer Industry in China

In China, straw exists in a large quantity and has a wide variety of uses and broad distribution. The annual output of straw is more than 700 million tons, according to the China Industry Information Network’s report on “2017 China Straw Resource Reserves and Utilization Market Overview.” Straw contains more than 3 million tons of nitrogen, more than 700,000 tons of phosphorus and nearly 7 million tons of potassium; this is equivalent to more than a quarter of the amount of fertilizer China’s currently uses and equivalent to 300 million tons of standard coal. Unfortunately, nearly 100 million tons of straw chaff are burned directly in the fields every year, which not only seriously damages the beneficial bacteria in the soil surface but directly leads to severe air pollution and increases the greenhouse effect. With such a significant amount of straw production in China, if even a part of the straw can be recycled each year, it will bring huge, sustainable recycling resources to the fertilizer industry. On November 25, 2015, the National Development and Reform Commission, the Ministry of Finance, the Ministry of Agriculture and the Ministry of Environmental Protection jointly issued a notice, requiring the utilization rate of straw to exceed 85% by 2020.

The market demand in China for organic fertilizer is significant. According to the National Bureau of Statistics in 2019, the China national sales volume of organic fertilizers in 2018 was 133.42 million tons. According to the current policy of encouraging less use of chemical fertilizer, improving the quality of agricultural products and restoring land, it is estimated that the demand of organic fertilizers will increase to 180 million tons by 2020. At the same time, according to a governmental advocate of increasing proportion of organic fertilizer to 50% of the total use of fertilizer, the demand in China for organic fertilizer will reach more than 500 million tons by 2030.

The Environmental Benefits of Promoting Organic Straw Fertilizer

Lower Air Pollution- If each county area builds straw disposal factories that can handle even 100,000 tons of waste, 100 counties can offset the damage from destructive burning equivalent to approximately 10 million tons of straw. This would reduce carbon dioxide emissions by 15 million tons and reduce a huge amount of carbon monoxide, volatile organic particles (PM), nitrogen oxides, benzene, polycyclic aromatic hydrocarbons and other harmful gases released into the atmosphere.

Lower soil pollution and greater environment restoration- Straw is a circulating agricultural resource and the best organic fertilizer resource, according to Baidu. Organic straw fertilizer is also the main agricultural tool used to convert wasteland, tidal flats, and saline-alkali land into arable land. It is also the primary tool in transforming barren land into medium-low yield fields and to upgrade medium-low yield fields to high-quality fertile fields.

Lower water pollution- The utilization rate of traditional chemical fertilizers is generally below 30%, and 70% of dissolved chemical fertilizers directly enter underground water bodies and flow into rivers, resulting in eutrophication of water bodies. Increasing the application of organic fertilizer is one of the important methods to reduce water pollution.

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

With Muliang Viagoo’s last mile delivery platform, we are in a good position to aggregate the carriers and merchant’s orders by taking advantage of route optimization and tracking technologies to drive down the cost per delivery. The platform has the ability to expand beyond Muliang’s business network of organic fertilizer supplies to food distribution, restaurants, and eCommerce merchants.

Our Products

We are committed to ensuring the quality of our agricultural products. We aim to provide high-quality and environmentally friendly organic straw fertilizer for our customers. Our organic fertilizers are the products of natural decomposition and are easy for plants to absorb and digest. Our powder form fertilizer maximizes the survival rate of microorganisms, ensures faster nutrient absorption, and increases soil improvement seed and processing productivity. While we are primarily engaged in producing organic fertilizers, we also sell agriculture food products such as apples. We generated our revenue mainly from our organic fertilizers, which constituted approximately 91.5% and 94.5% of our total revenue for the fiscal years ended December 31, 2021 and 2020, respectively. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2021 and 2020, respectively. In addition, we invested in the construction of a deep-processing slaughterhouse which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, China. We expect to complete the construction in June 2022 and start generating revenues from the black goat processing products in the third quarter of 2022. The rest of our revenues for the last two fiscal years comes from the sales of agricultural foods as an intermediate sales agent for large diary companies in China such as Bright Dairy & Food Co., Ltd., and Mengniu Dairy industry Limited.

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

Apple Orchard

In 2014, we leased 350 mu (about 57.66 acres) of mountainous land as an apple farm and, for the purpose of using our own fertilizer to demonstrate the advantages of our organic straw fertilizer. The selling of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2021 and 2020, respectively. As the apple trees become more mature, we expect to generate more revenues from the sales of apples in the future.

Other Agricultural products

We are also acting as intermediate sales agent for the agricultural products from large agricultural products companies, such as Bright Dairy & Food Co., Ltd., Mengniu Dairy industry Limited, Haitian Flavoring & Food Co., Ltd. and Hangzhou Wahaha Group, etc.

Future Products

Black Goat Processing Products

Currently we invested in a goat slaughtering and processing factory located in Shuangbai County, Chuxiong City, Yunnan Province, PRC starting in 2018. This factory is expected to be completed in June 2022 with a capacity of deep processing of 200,000 black goats per year. Our products will include goat riblets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, and lamb viscera, etc. We expect to commence sales of black goat processing products and start generating revenue in the third quarter of 2022.

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

Over 200 merchants and 300 freelance delivery agents have signed up since its launch. The testbed yielded promising results and hence Viagoo is looking at expanding into “next day and international delivery” through our delivery partners to broaden the business horizon. To enhance the business model, the team is working on two hour same day island wide delivery which is suitable for food, medical, and perishable products.

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

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
	2021		2020
Suppliers	Amount	%	Amount	%
A	977,168	19%	N/A	N/A
B	913,496	18%	2,618,036	35%
C	837,216	16%	N/A	N/A
D	623,261	12%	725,566	10%
E	621,401	12%	N/A	N/A

Customers

Our customers are mainly located in provinces of Guangdong, Jilin and Shandong.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
	2021		2020
Customer	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	3,521,542	36%	2,597,402	36%
Guangzhou Xianshangge Trading Co., Ltd	3,414,994	35%	3,011,449	42%

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

Scale Up Production of Organic Fertilizer and Accelerate Penetration in Local and Regional Markets

We plan to construct a new organic fertilizer factory in Heilongjiang Province, China. We have entered into a strategic cooperation agreement with Suihua City of Heilongjiang Province to produce a total of 1 million tons of organic fertilizer. We expect to produce 70,000 tons of organic fertilizer in 2022 and the remaining within the next 5 years. In addition, we will establish warehouse and distribution center in Heilongjiang Province, which is expected to accelerate penetration in the local and regional market.

Increase Sources of Revenue by Expanding Our Current Business

We have a slaughtering and processing plant for black goats under construction in Yunnan Province, China. We expect the plant to begin operations in June 2022 and start generating revenue in the third quarter of 2022. Demand for lamb in China as an alternative to pork is increasing due to growing concern on swine disease and pork quality. We plan to offer lamb and lamb products to consumers via a subscription program available on our website and mobile app in the future.

Continue to Invest in Research and Development and Expand Our Product Portfolio

We have invested significant capital in the development and improvement of our products. One of the R&D results introduced us to a type of forage grass that contains 30% more protein than other crops. We plan to work with the forage grass farmers in Xinjiang Province and to produce plant protein powder from the forage grass to be used in food and beverages in 2022.

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

The Viagoo VTM is a very apt and synergistic logistic platform for the Chinese logistic market as it has huge geographical distance and a huge population of truck drivers. They can collaborate by job listings/postings, sub listings and job bookings in a resource sharing model. Muliang Viagoo can potentially extend to seek further value-added revenue streams deriving, for example, from insurance and soliciting job bookings.

Mitigating empty return trips for truck drivers and fleet operators is a key reason to join and onboard our VTM platform as it leads to cost reductions and added revenue. The onboarding of retailers, malls, and ecommerce (shippers) who are the source of demand generation in tandem with truck drivers and fleet owners (the carriers) are the fulfilment of demand, hence forming a sought-after business equilibrium.

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

We also plan to look at introducing specialized services such as medicine delivery linking to hospital and clinical systems for on demand dispensing.

Competitive Advantages

Competitive Advantages of Our Technology

●	Quick disposal: straw can be broken down into powder in three hours.

●	Continuous operation: the production line is formed with connecting hydrolysis tanks, which allows the full use of steam heat and continuous charging, hydrolysis and discharge.

●	Environmental protection: all the disposal devices are closed containers and pipelines to avoid gas and material leakage.

●	High fertilizer efficiency: the organic fertilizer matrix after straw disposal has a higher content of organic matter than the compost products of livestock and poultry manure, and it has a comprehensive organic nutritional composition. It also avoids pesticide, insect pest returning to the field, excessive loose soil and the hidden trouble of fermenting and burning seedlings in the field.

●	Less space: a plant capable of handling the disposal of 80,000 tons of straw only requires 6.6 – 8.2 acres of land.

●	Strong replicability: our technology and production line can be replicated in different countries.

Competitive Advantage of Our Products

●	Quality Advantage. Compared with the traditional compost manure fermented fertilizer, our product has a high concentration of organic matter and small molecular organic nutrients that can be directly absorbed by crops rich in fulvic acid, polysaccharides and monosaccharides. The effectiveness of our product is 50% higher than the same amount of conventional organic fertilizer.

●	Safety advantage. Compared with traditional livestock and poultry manure composting fermented fertilizer, our product generates less residue of heavy metals, antibiotics, toxic and harmful bacteria, avoids the pollution of soil, and ensures the quality and safety of agricultural products.

Competitive Advantage of Muliang Viagoo Logistic Platform

●	Integrated Productivity Improvement Functions. Viagoo platform is providing integrated options such as route planning and scheduling, optimization, real-time delivery tracking for carriers and logistic service providers to improve the efficiency and enhance their digital capability to improve the performance. As a result, competitive advantage is achieved through cost reduction and higher efficiency.

●	Open Connectivity via Application Programming Interface (API). Competitors usually require their service partners to use their system and hence it may be a barrier for those companies who are unwilling to comply. Muliang’s Viagoo platform provides API for merchant’s jobs to be pushed to the platform and delivery jobs be assigned intelligently to the carriers.

●	Internet of Thing (IOT) Services. The use of IOT in the platform to expand the type of services especially those requiring strict process compliance such as cold-chain management and access security is a unique feature in which the competitors are not able to replicate easily.

●	Enterprise Transport Management Functions. Muliang’s Viagoo platform provides full online tracking, route optimization and capacity planning options to help the carriers to efficiently manage their operation. Using Internet of Things (IOT), GPS, mobile integration, document and data integration services, the platform is able to empower shippers and carriers with up to date technology to support their digital transformation.

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

Our Employees

As of the date hereof, we have 125 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Senior management	12
Sales, Technical and Procurement	26
IT Development & Solutions	10
Accounting	5
Human resources and administrative personnel	6
Warehouse	5
Factory	61
Total	125

We provide social insurance for each employee in accordance with Chinese law, including pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance and housing provident fund.

Holding Foreign Companies Accountable Act

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act, or HFCAA, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. In June 2021, the United States Senate has passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If our auditor cannot be inspected by the Public Company Accounting Oversight Board, or the PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions.

Our auditor, WWC, P.C., has been inspected by the PCAOB on a regular basis with the last inspection conducted during November 2021. As of the date of this Annual Report on Form 10-K, WWC, P.C., our auditor, is not subject to the determinations as to inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021.

The recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

Transfers of Cash to and from Our Subsidiaries

Muliang is a holding company with no operations of its own. We conduct our operations in China primarily through our subsidiary and VIE in China. As a result, although other means are available for us to obtain financing at the holding company level, Muliang’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our PRC subsidiaries and license and service fees paid by our PRC consolidated affiliated entities. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to Muliang. In addition, our PRC subsidiary and VIE are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a liquidation of the companies.

Current PRC regulations permit our indirect PRC subsidiaries to pay dividends to Shanghai Mufeng only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through the current VIE Agreements, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will be dependent on payments made from Shanghai Muliang to Shanghai Mufeng, pursuant to VIE Agreements between them, and the distribution of such payments to Muliang HK as dividends from Shanghai Mufeng. Certain payments from Shanghai Muliang to Shanghai Mufeng are subject to PRC taxes, including business taxes and VAT. During the year ended September 31, 2021 and 2020, Shanghai Muliang made no payments to Shanghai Mufeng. For the years ended December 31, 2021 and 2020, there was no cash transferred between the Company and Shanghai Muliang (our VIEs).

For the years ended December 31, 2021 and 2020, none of the VIE and its subsidiaries have issued any dividends or distributions to respective holding companies, or to any investors as of the date of this prospectus. Our subsidiaries in the PRC generate and retain cash generated from operating activities and re-invest it in our business.

Muliang is permitted under the laws of the state of Nevada to provide funding to Muliang HK through loans or capital contributions without restrictions on the amount of the funds. Muliang HK is permitted under the respective laws of Hong Kong to provide funding to Shanghai Mufeng through dividend distribution without restrictions on the amount of the funds.

To transfer cash from Muliang HK to Shanghai Mufeng, Muliang HK can increase its registered capital in WFOE, which requires a filing with the local commerce department, or through a shareholder loan, which requires a filing with the State Administration of Foreign Exchange or its local bureau. Aside from the declaration to the State Administration of Foreign Exchange, there is no restriction or limitations on such cash transfer or earnings distribution.

To transfer cash from Shanghai Mufeng to Shanghai Muliang, Shanghai Mufeng can increase its registered capital in Shanghai Muliang, which requires a filing with the local commerce department, or through a shareholder loan to Shanghai Muliang, which requires a filing with the State Administration of Foreign Exchange or its local bureau. Aside from the declaration to the State Administration of Foreign Exchange, there is no restriction or limitations on such cash transfer or earnings distribution. However, our PRC subsidiaries may not procure loans which exceed the difference between their respective registered capital and total investment amount as recorded in the Foreign Investment Comprehensive Management Information System.

To make loans to Muliang HK, Shanghai Mufeng or Shanghai Muliang, according to Matters relating to the Macro-prudential Management of Comprehensive Cross-border Financing, or PBOC Circular 9 promulgated by the People’s Bank of China, the total cross-border financing of a company shall be calculated using a risk-weighted approach and shall not exceed an upper limit. The upper limit shall be calculated as capital or assets (for enterprises, net assets shall apply) multiplied by a cross-border financing leverage ratio and multiplied by a macro-prudential regulation parameter. The macro-prudential regulation parameter is currently 1, which may be adjusted by the People’s Bank of China and the State Administration of Foreign Exchange in the future, and the cross-border financing leverage ratio is 2 for enterprises. Therefore, the upper limit of the loans that a PRC company can borrow from foreign companies shall be calculated at 2 times the borrower’s net assets. When Shanghai Mufeng and Shanghai Muliang jointly apply for borrowing foreign debt, the upper limit of borrowing shall be 2 times of the net assets in the consolidated financial statement, and Shanghai Muliang shall make a commitment to refrain from borrowing foreign debt in their own respective names.

For the years ended December 31, 2021 and 2020, Muliang and its subsidiaries have not distributed any earnings or settled any amounts owed under the previous VIE Agreements. nor does Muliang and its subsidiaries have any plan to distribute earnings or settle amounts in the foreseeable future.

Item 1A.	Risk Factors.

Risks Relating to Doing Business in the PRC

If the PRC government deems that any of our contractual arrangements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce) and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Guidance Catalog of Industries for Foreign Investment promulgated in 2007, as amended in 2011 and in 2015, respectively, and other applicable laws and regulations.

Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations in the People’s Republic of China, or “PRC” or “China,” though our variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in this offering are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations.

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In particular, in January 2015, the Ministry of Commerce, or MOC, published a discussion draft of the proposed Foreign Investment Law for public review and comments. Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the draft Foreign Investment Law, variable interest entities would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors, and would be subject to restrictions on foreign investments. However, the draft law has not taken a position on what actions will be taken with respect to the existing companies with the “variable interest entity” structure, whether or not these companies are controlled by Chinese parties. It is uncertain when the draft will be signed into law and whether the final version will have any substantial changes from the draft. Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations” below. If the ownership structure, contractual arrangements and business of our company are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, shutting down our servers, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from this offering to finance our business and operations in China and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and could severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries or limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, which replaces the previous SAFE Circular 75. SAFE Circular 37 requires PRC residents, including PRC individuals and PRC corporate entities, to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we may make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE to reflect any material change. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiaries in China. In February 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE. We have used our best efforts to notify PRC residents or entities who directly or indirectly hold shares in our holding company and who are known to us as being PRC residents to complete the foreign exchange registrations. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. We cannot assure you that all other shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, as these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

As a holding company with PRC subsidiaries, we may transfer funds to our Affiliate Entities or finance our operating entity by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiaries, including from the proceeds of this offering, are subject to the above PRC regulations. We may not be able to obtain necessary government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

We must remit the offering proceeds to China before they may be used to benefit our business in China, and this process may take several months to complete.

The process for sending the proceeds from this offering back to China may take as long as six months after the closing of this offering. In utilizing the proceeds of this offering in the manner described in “Use of Proceeds,” as an offshore holding company of our PRC operating subsidiaries, we may make loans to our Affiliated Entities, or we may make additional capital contributions to our Affiliate Entities. Any loans to our Affiliated Entities are subject to PRC regulations. For example, loans by us to our subsidiaries in China, which are foreign-invested enterprises, to finance their activities cannot exceed statutory limits and must be registered with SAFE.

To remit the proceeds of the offering, we must take the following steps:

●	First, we will open a special foreign exchange account for capital account transactions. To open this account, we must submit to SAFE certain application forms, identity documents, transaction documents, form of foreign exchange registration of overseas investments of the domestic residents, and foreign exchange registration certificate of the invested company. As of the date of this prospectus, we have already opened a special foreign exchange account for capital account transactions.

●	Second, we will remit the offering proceeds into this special foreign exchange account.

●	Third, we will apply for settlement of the foreign exchange. In order to do so, we must submit to SAFE certain application forms, identity documents, payment order to a designated person, and a tax certificate.

The timing of the process is difficult to estimate because the efficiencies of different SAFE branches can vary significantly. Ordinarily the process takes several months but is required by law to be accomplished within 180 days of application.

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by MOFCOM or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our subsidiaries. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC.

We conduct all of our operations and all of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our ability to operate our website.

Because our business is dependent upon government policies that encourage a market-based economy, change in the political or economic climate in the PRC may impair our ability to operate profitably, if at all.

Although the PRC government has been pursuing a number of economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC. Because of the nature of our business, we are dependent upon the PRC government pursuing policies that encourage private ownership of businesses. Restrictions on private ownership of businesses would affect the securities business in general and businesses using real estate service in particular. We cannot assure you that the PRC government will pursue policies favoring a market-oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitable.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

There are uncertainties under the PRC laws relating to the procedures for U.S. regulators to investigate and collect evidence from companies located in the PRC.

According to Article 177 of the newly amended PRC Securities Law which became effective in March 2020 (the “Article 177”), the securities regulatory authority of the PRC State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not allowed to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council.

Our PRC counsel has advised us of their understanding that (i) the Article 177 is applicable in the limited circumstances related to direct investigation or evidence collection conducted by overseas authorities within the territory of the PRC (in such case, the foregoing activities are required to be conducted through collaboration with or by obtaining prior consent of competent Chinese authorities); (ii) the Article 177 does not limit or prohibit the Company, as a company duly incorporated in Nevada and to be listed on Nasdaq, from providing the required documents or information to Nasdaq or the SEC pursuant to applicable Listing Rules and U.S. securities laws; and (iii) as the Article 177 is relatively new and there is no implementing rules or regulations which have been published regarding application of the Article 177, it remains unclear how the law will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As of the date hereof, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177. However, we cannot assure you that relevant PRC government agencies, including the securities regulatory authority of the PRC State Council, would reach the same conclusion as we do. As such, there are uncertainties as to the procedures and time requirement for the U.S. regulators to bring about investigations and evidence collection within the territory of the PRC.

Our principal business operation is conducted in the PRC. In the event that the U.S. regulators carry out investigation on us and there is a need to conduct investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC.

Because our business is conducted in RMB and the price of our shares of common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of your investments.

Our business is conducted in the PRC, our books and records are maintained in RMB, which is the currency of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollars. Changes in the exchange rate between the RMB and dollar affect the value of our assets and the results of our operations in United States dollars. The value of the RMB against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. Further, our shares offered by this prospectus are offered in United States dollars, and we will need to convert the net proceeds we receive into RMB in order to use the funds for our business. Changes in the conversion rate between the United States dollar and the RMB will affect that amount of proceeds we will have available for our business.

Under the PRC Enterprise Income Tax Law, or the EIT Law, we may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

The EIT Law and its implementing rules provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules promulgated under the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. In April 2009, the State Administration of Taxation, or SAT, issued a circular, known as Circular 82, which provides certain specific criteria for determining whether the “de facto management bodies” of a PRC-controlled enterprise that is incorporated offshore is located in China. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.” Although our board of directors and management are located in the PRC, it is unclear if the PRC tax authorities would determine that we should be classified as a PRC “resident enterprise.”

If we are deemed as a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income at a uniform tax rate of 25%, although dividends distributed to us from our existing PRC subsidiary and any other PRC subsidiaries which we may establish from time to time could be exempt from the PRC dividend withholding tax due to our PRC “resident recipient” status. This could have a material and adverse effect on our overall effective tax rate, our income tax expenses and our net income. Furthermore, dividends, if any, paid to our shareholders may be decreased as a result of the decrease in distributable profits. In addition, if we were considered a PRC “resident enterprise”, any dividends we pay to our non-PRC investors and the gains realized from the transfer of our shares of common stock may be considered income derived from sources within the PRC and be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty). It is unclear whether holders of our shares of common stock would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. This could have a material and adverse effect on the value of your investment in us and on the price of our shares of common stock.

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits.

Under the PRC EIT Law and its implementation rules, the profits of a foreign invested enterprise generated through operations, which are distributed to its immediate holding company outside the PRC, will be subject to a withholding tax rate of 10%. Pursuant to a special arrangement between Hong Kong and the PRC, such rate may be reduced to 5% if a Hong Kong resident enterprise owns more than 25% of the equity interest in the PRC company. Our PRC subsidiary is wholly-owned by our Hong Kong subsidiary. Moreover, under the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, the tax payer needs to satisfy certain conditions to enjoy the benefits under a tax treaty. These beneficial owner of the relevant dividends, and (2) the corporate shareholder to receive dividends from the PRC subsidiary must have continuously met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Further, the State Administration of Taxation promulgated the Notice on How to Understand and Recognize the “Beneficial Owner” in Tax Treaties on October 27, 2009, which limits the “beneficial owner” to individuals, projects or other organizations normally engaged in substantive operations, and sets forth certain detailed factors in determining the “beneficial owner” status. In current practice, a Hong Kong enterprise must obtain a tax resident certificate from the relevant Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority. As of the date of this prospectus, we have not commenced the application process for a Hong Kong tax resident certificate from the relevant Hong Kong tax authority, and there is no assurance that we will be granted such a Hong Kong tax resident certificate.

Even after we obtain the Hong Kong tax resident certificate, we are required by applicable tax laws and regulations to file required forms and materials with relevant PRC tax authorities to prove that we can enjoy 5% lower PRC withholding tax rate. We intend to obtain the required materials and file with the relevant tax authorities when it plans to declare and pay dividends, but there is no assurance that the PRC tax authorities will approve the 5% withholding tax rate.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect our operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of our facilities by any of these regulators may be limited or prohibited.

The PRC Securities Law was promulgated in December 1998 and was subsequently revised in October 2005, June 2013, August 2014 and December 2019. According to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While there is no detailed interpretation regarding the rule implementation under Article 177, it will be difficult for an overseas securities regulator to conduct investigation or evidence collection activities in China.

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our stock.

The disclosures in our reports, other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review by China Securities Regulatory Commission, a PRC regulator that is responsible for oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any review of us, our SEC reports, other filings or any of our other public pronouncements.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

Our organic fertilizer and agricultural products operations are located in China. Accordingly, our business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, and since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.

Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us.

The PRC legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.

Although we have taken measures to comply with the laws and regulations that are applicable to our business operations, including the regulatory principles raised by the CBRC, and avoiding conducting any activities that may be deemed as illegal fund-raising, forming capital pool or providing guarantee to investors under the current applicable laws and regulations, the PRC government authority may promulgate new laws and regulations regulating the direct lending service industry in the future. We cannot assure you that our practices would not be deemed to violate any PRC laws or regulations relating to illegal fund-raising, forming capital pools or the provision of credit enhancement services. Moreover, we cannot rule out the possibility that the PRC government will institute a license requirement covering our industry at some point in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy, than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operation.

The relevant business currently carried out by our PRC subsidiaries and our investment in the PRC subsidiaries currently are not subject to the national security review under applicable PRC laws and regulations. However, if our future business operations or potential mergers and acquisitions we enter into in the PRC are related to material infrastructure or other national security sensitive areas or industries involving certain key technologies, national security review requirements will likely apply and the review result that is in compliance with PRC laws should be definitive. It remains unclear when the specific implementation measures of the Foreign Investment Law will be issued by the State Council. Given the uncertainties exist with respect to the interpretation and implementation of the Foreign Investment Law, its application may require further rules to be issued by Chinese government, which may incur and increase our compliance costs and expenses and accordingly our financial condition and operation will be adversely affected.

In the extreme case-scenario, we may be required to unwind the contractual arrangement and/or dispose of the VIE or their subsidiaries, which could have a material and adverse effect on our business, financial conditions and result of operations.

Market, economic and other conditions in China may adversely affect the demand for our products and services.

Our industry depends upon the overall level of economic conditions and consumer spending in China. A sustained deterioration in the general economic conditions in China, including any turmoil in the economy, distresses in financial markets, or reduced market liquidity, as well as increased government intervention, may reduce the number of our customers. Small-to-medium size business owners, in particular, are more susceptible to adverse changes in market, economic and regulatory conditions and the level of consumption in China. As a result, the demand for our existing and new products and services could decrease, and our financial performance could be adversely affected.

Adverse market trends may affect our financial performance. Such trends may include, but are not limited to, the followings:

●	fluctuations in consumer demand, which reflect the prevailing economic and demographic conditions;

●	low levels of consumer and business confidence associated with recessionary environments which may in turn reduce consumer spending.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

The PRC government extensively regulates the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.

The evolving PRC regulatory system for the internet industry may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office (with the involvement of the State Council Information Office, the MITT, and the Ministry of Public Security). The primary role of this new agency is to facilitate the policy-making and legislative development in this field, to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the internet industry.

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, issued by the MITT in July 2006, prohibits domestic telecommunication service providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to this circular, either the holder of a value-added telecommunication services operation permit or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of value-added telecommunication services. The circular also requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license. If an ICP License holder fails to comply with the requirements and also fails to remedy such non-compliance within a specified period of time, the MITT or its local counterparts have the discretion to take administrative measures against such license holder, including revoking its ICP License.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business. We cannot assure you that we have obtained all the permits or licenses required for conducting our business in China or will be able to maintain our existing licenses or obtain new ones. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material adverse effect on our business and results of operations.

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from this offering and/or future financing activities to make loans or additional capital contributions to our PRC operating subsidiaries.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, which replaces the previous SAFE Circular 75. SAFE Circular 37 requires PRC residents, including PRC individuals and PRC corporate entities, to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we may make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE to reflect any material change. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiaries in China. In February, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE. We have used our best efforts to notify PRC residents or entities who directly or indirectly hold shares in our Nevada holding company and who are known to us as being PRC residents to complete the foreign exchange registrations. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. We cannot assure you that all other shareholders or beneficial owners of ours who are PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, and limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, as these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

As an offshore holding company of our PRC subsidiary, we may make loans to our PRC subsidiary, the VIE and the VIE’s subsidiaries, or may make additional capital contributions to our PRC subsidiary, subject to satisfaction of applicable governmental registration and approval requirements.

We may also decide to finance our PRC subsidiary by means of capital contributions. According to the relevant PRC regulations on foreign-invested enterprises in China, these capital contributions are subject to registration with or approval by the MOFCOM or its local counterparts. In addition, the PRC government also restricts the convertibility of foreign currencies into Renminbi and use of the proceeds. On March 30, 2015, SAFE promulgated Circular 19, which took effect and replaced certain previous SAFE regulations from June 1, 2015. SAFE further promulgated Circular 16, effective on June 9, 2016, which, among other things, amend certain provisions of Circular 19. According to SAFE Circular 19 and SAFE Circular 16, the flow and use of the Renminbi capital converted from foreign currency denominated registered capital of a foreign-invested company is regulated such that Renminbi capital may not be used for business beyond its business scope or to provide loans to persons other than affiliates unless otherwise permitted under its business scope. Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations. If the VIE requires financial support from us or our wholly-owned subsidiary in the future and we find it necessary to use foreign currency-denominated capital to provide such financial support, our ability to fund the VIE’s operations will be subject to statutory limits and restrictions, including those described above. These circulars may limit our ability to transfer the net proceeds from this offering to the VIE and our PRC subsidiary, and we may not be able to convert the net proceeds from this offering into Renminbi to invest in or acquire any other PRC companies in China. Despite the restrictions under these SAFE circulars, our PRC subsidiary may use its income in Renminbi generated from their operations to finance the VIE through entrustment loans to the VIE or loans to the VIE’s shareholders for the purpose of making capital contributions to the VIE. In addition, our PRC subsidiary can use Renminbi funds converted from foreign currency registered capital to carry out any activities within their normal course of business and business scope, including to purchase or lease servers and other relevant equipment and fund other operational needs in connection with their provision of services to the relevant VIE under the applicable exclusive technical support agreements.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or the VIE or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from this offering and to fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement could be unpredictable, with little advance notice. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Our WFOE, Shanghai Mufeng, VIE and its subsidiaries are formed under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference, but have limited precedential value. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and the enforcement of these laws, regulations and rules involves uncertainties.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties and sudden changes, sometimes with little advance notice. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. Certain areas of the law, including intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which will take effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

If the new PRC Data Security Law is enacted in September, we will not be subject to the cybersecurity review by the CAC for this offering, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over the counter trading market in the U.S. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, and thus, would reduce the time before our securities may be prohibited from trading or delisted.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California and is subject to inspection by the PCAOB on a regular basis with the last inspection conducted during November 2020. The recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

Trading in our securities may be prohibited under the HFCAA and as a result an exchange may determine to delist our securities if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction.

The HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such shares from being traded on a national securities exchange or in the over-the-counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

Despite that we have a U.S.-based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include, but are not limited to that trading in our securities may be prohibited under the HFCAA and as a result an exchange may determine to delist our securities.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We, our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted options or other awards are subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.

From time to time, the Company may receive requests from certain U.S. agencies to investigate or inspect the Company’s operations or to otherwise provide information. While the Company will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of our facilities by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by the Company and its affiliates, are subject to the capricious nature of Chinese enforcers and may therefore be impossible to facilitate.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the Company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and is subject to inspection by the PCAOB on a regular basis with the last inspection in October 2019. Despite that we have a U.S. based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include but not limited to that trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and as a result an exchange may determine to delist our securities.

These recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the March 2021 interim final amendments will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the March 2021 interim final amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, trading in our securities may be prohibited and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the SCNPC effective in 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds (i.e., during the previous fiscal year, (i) the total global turnover of all operators participating in the transaction exceeds RMB10 billion and at least two of these operators each had a turnover of more than RMB400 million within China, or (ii) the total turnover within China of all the operators participating in the concentration exceeded RMB 2 billion, and at least two of these operators each had a turnover of more than RMB 400 million within China) must be cleared by MOFCOM before they can be completed.

Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The approval of the China Securities Regulatory Commission may be required in connection with this offering, and, if required, we cannot predict whether we will be able to obtain such approval.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission, or the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

Our PRC counsel has advised us based on their understanding of the current PRC laws, rules and regulations that the CSRC’s approval is not required for the listing and trading of our common stock on Nasdaq in the context of this offering, given that: (i) our PRC subsidiary was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition of equity interest or assets of a PRC domestic company owned by PRC companies or individuals as defined under the M&A Rules that are our beneficial owners; (ii) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this prospectus are subject to the M&A Rules; and (iii) no provision in the M&A Rules clearly classifies contractual arrangements as a type of transaction subject to the M&A Rules.

However, our PRC counsel has further advised us that there remains some uncertainties as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and its opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as we do. If it is determined that CSRC approval is required for this offering, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval for this offering. These sanctions may include fines and penalties on our operations in the PRC, limitations on our operating privileges in the PRC, delays in or restrictions on the repatriation of the proceeds from this offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiary, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. Furthermore, the CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt this offering before the settlement and delivery of the common stock that we are offering. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the common stock we are offering, you would be doing so at the risk that the settlement and delivery may not occur.

Risks Relating to Our Business and Industry

Our fertilizer business is seasonal and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly.

The sale of products from our fertilizer-related segments is partially dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both seasonal patterns and substantial fluctuations in quarterly sales and profitability. Different from the traditional organic fertilizer that mostly be only used as starter fertilizer, our products can be used as both the starter fertilizer and regular fertilizer, which can be applied during all the periods through the crops’ growth. Weather conditions and natural disasters, such as heavy rains, hail, floods, freezing conditions, windstorms or fire, also affect decisions by our distributors, direct customers and end users about the types and amounts of products to use and the timing of harvesting and planting. As we increase our sales in our current markets and expand into new markets in different geographies, it is possible that we may experience different seasonality patterns in our business.

Disruptions may lead to delays in harvesting or planting by growers which can result in pushing orders to a future quarter, which could negatively affect results for the quarter in question and cause fluctuations in our operating results. Seasonal variations may be especially pronounced because our product lines are mainly sold in China. Planting and growing seasons, climatic conditions and other variables on which sales of our products are dependent vary from year to year and quarter to quarter. As a result, we may experience substantial fluctuations in quarterly sales.

The overall level of seasonality in our business is difficult to evaluate as a result of our relatively early stage of development, our limited number of commercialized products, our expansion into new geographical territories, the introduction of new products and the timing of introductions of new products. Even though we have implemented safety measures, the Company had insufficient inventory in April, May, October and November. It is possible that our business may be more seasonal or experience seasonality in different periods than anticipated. Other factors may also contribute to the unpredictability of our operating results, including the size and timing of significant distributor transactions, the delay or deferral of use of our commercial technology or products and the fiscal or quarterly budget cycles of our direct customers, distributors, licensees and end users. Customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year.

Unavoidable Insufficient Inventory during busy seasons may cause us to lose some portion of our sales.

Traditional organic fertilizers do have seasonal sales because their use can only be applied as starter fertilizers before the crops are planted. Our organic fertilizers can be used as a starter fertilizer or as regular fertilizers which can be applied during the entire growing period of the crops to supplement the nutrients needed for growth. The Company’s inventory during the peak seasons (such as April to May, and October to November) is insufficient. The Company’s fertilizer production capacity has been upgraded from the original 50,000 tons to 70,000 tons, however, and the seasonal inventory supply gap is still unavoidable. The inevitable inventory shortage may cause us to lose some portion of our sales.

Competition in fertilizer and agricultural industrial products is intense and requires continuous technological development.

We currently face significant direct and indirect competition in the markets in which we operate. The markets for fertilizers are intensely competitive and rapidly changing. Many companies engage in the development of fertilizers, and speed in commercializing a new product can be a significant competitive advantage.

In most segments of the fertilizer markets, the number of products available to end customers is steadily increasing as new products are introduced. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our seed traits and technology. In addition, many of our competitors have substantially greater financial, marketing, sales, distribution and technical resources than us, and some of our competitors have more experience in R&D, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Programs to improve genetics and crop protection chemicals are generally concentrated within a relatively small number of large companies, while non-genetic approaches are underway with a broader set of companies. Mergers and acquisitions in the plant science, specialty food ingredient and agricultural biotechnology seed and chemical industries may result in even more resources being concentrated among a smaller number of our competitors.

Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our seed traits and technology. At the same time, the expiration of patents covering existing products reduces the barriers to entry for competitors. Our ability to compete effectively and to achieve commercial success depends, in part, on our ability to control manufacturing and marketing costs; effectively price and market our products, successfully develop an effective marketing program and an efficient supply chain, develop new products with properties attractive to food manufacturers or growers and commercialize our products quickly without incurring major regulatory costs. We may not be successful in achieving these factors and any such failure may adversely affect our business, results of operations and financial condition.

We may not be successful in developing marketable or commercial technologies.

Through our patented technology, we process crop straw in three hours (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizer rich in small molecules, easily absorbed by crops. Our success depends in part on our ability to identify and develop high value fertilizer and agriculture industrial technologies for use in commercial products. Through our technology sourcing and product development collaborations we commit substantial efforts and other resources to accomplish this. It may take several years, if at all, before many of our products complete the development process and become available for production and commercialization.

As of the date of this registration statement, many of our products have been commercialized by our patented technology. There can be no assurance that our future fertilizer productivity and agriculture industrial technologies will be viable for commercial use, or that we will be able to generate revenues from those technologies, in a significant manner or at all. If seeds or other products that utilize our fertilizer or technology are unsuccessful in achieving their desired effect or otherwise fail to be commercialized, we will not receive revenues from our customers or royalty payments from the commercialization of the fertilizer and technologies we develop, which could materially and adversely affect our business, financial condition, results of operations and growth strategy.

Fertilizers containing the following traits or biological treatments that we develop may be unsuccessful or fail to achieve commercialization for any of the following reasons:

●	our fertilizers may not be successfully validated in the target crops;

●	our fertilizers may not have the desired effect on the relevant crop sought by our end market;

●	We, our joint ventures or collaborators may be unable to obtain the requisite regulatory approvals for the fertilizers;

●	our competitors may launch competing or more effective fertilizers;

●	we may be unable to patent and/or obtain breeders’ rights or any other intellectual property rights on our traits and technologies in the necessary jurisdictions;

●	even if we obtain patent and/or breeders’ rights or any other intellectual property rights on our fertilizers or processing technologies, such rights may be later challenged by competitors or other parties; and

●	even if we obtain patent and/or breeders’ rights or any other intellectual property rights on our fertilizers, competitors may design competing products that do not infringe these intellectual property rights.

If we are unable to compete successfully with our competitors, our financial condition and results of operations may be harmed.

We encounter intense competition in each of our business segments on a national, regional and local level. Competition in the industry is primarily based on quality of services, brand name recognition, geographic coverage and range of services. New and existing competitors may offer competitive rates, greater convenience or superior services, which could attract customers away from us, resulting in lower revenues for our operations. Competition among fertilizer companies may cause a decrease in price of sales to attract or retain talented employees.

Our major competitors are Shijiazhuang Xixing Fertilizer Science and Technology Limited, Nanjing Ningliang Bio-chemistry Engineering Limited, Shijiazhuang Jintaiyang Biology Organic Fertilizer Limited, Beijing Wotu Tiandi Biological Science Limited, Zhenzhou Yongfeng Biology Fertilizer Limited, Shandong Jianong Biological Engineering Limited, Beijing Aeronautics Hengfeng Technology Limited, Beijing Century Armstrong Biological Technology Limited, GengLiduo Biological Technology Limited.

We do not have multinational competitors. Due to the high price of organic fertilizers from other countries, China has few organic fertilizer imports. The fertilizers produced by international fertilizer companies entering the Chinese organic fertilizer market are mainly special functional fertilizers such as foliar fertilizers. These functional fertilizers are not selling well in the domestic market due to high price.

Some of our competitors may have a broader national presence than us, a more established branding recognition than us in major markets and more financial or other resources than us. Others may have smaller aggregate businesses than us but may be more established and have greater market presence and brand name recognition on a local or regional basis. We are also subject to competition from other large national and international companies. These companies may have more financial or other resources than us. If we fail to compete effectively, our business operations and financial condition will suffer.

The loss of any of our key suppliers and/or customers could have a materially adverse effect on our results of operations.

We consider our major suppliers in each period to be those suppliers that accounted for more than 10% of overall purchases in such period. For the years ended December 31, 2020 and 2019, 45% and 90% of our supplies came from two and three key suppliers, respectively. For the year ended December 31, 2021, 77% of our supplies came from five key suppliers. Although we believe that we can locate replacement suppliers readily on the market for prevailing prices and that we may not have significant difficulty replacing a given supplier, any difficulty in replacing such a supplier could adversely affect our company’s performance to the extent it results in higher prices, slower supply chain and ultimately less desirable results of operations.

In addition, for the years ended December 31, 2020 and 2019, two key customers accounted for 78% and 41% of our revenues, respectively. For the year ended December 31, 2021, two key customers accounted for 71% of our revenues. As the majority of our revenues are driven by individual orders for organic fertilizers, there can be no assurance that we will maintain or improve the relationships with customers who do not have long-term contracts with us. Our major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

We have engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations.

We have entered into a number of transactions with related parties, including our shareholders, directors and executive officers.  For example, for fiscal year ended December 31, 2020, we borrowed $2,748,129, $53,694, and $71,158, respectively, from Mr. Lirong Wang, Mr. Guohua Lin, and Ms. Xueying Sheng, related parties of the Company. And for the year ended June 30, 2021, we borrowed $4,909,854, $11,663 and $18,605 respectively, from Mr. Lirong Wang, Mr. Guohua Lin, and Ms. Xueying Sheng. See “Related Party Transactions.” We may in the future enter into additional transactions with entities in which members of our board of directors and other related parties hold ownership interests.

Transactions with the entities in which related parties hold ownership interests present potential for conflicts of interest, as the interests of these entities and their shareholders may not align with the interests of the Company and our unaffiliated shareholders with respect to the negotiation of, and certain other matters related to, our purchases from and other transactions with such entities. Conflicts of interest may also arise in connection with the exercise of contractual remedies under these transactions, such as the treatment of events of default.

Currently, our Board of Directors has authorized the Audit Committee upon its formation to review and approve all material related party transaction. We rely on the laws of the State of Nevada, which provide that directors owe a duty of care and a duty of loyalty to our company. Nevertheless, we may have achieved more favorable terms if such transactions had not been entered into with related parties and these transactions, individually or in the aggregate, may have an adverse effect on our business and results of operations or may result in government enforcement actions or other litigation.

Our product development cycle is lengthy and uncertain and we may never generate revenues or earn revenues on the sale of our products currently in development.

The research and development in the crop productivity and agriculture biotech industries is expensive, complex, prolonged and uncertain. We may spend many years and dedicate significant financial and other resources developing products that may never generate revenues or come to market. Our process of developing and commercializing technologies involves several phases and can take several years from discovery to commercialization of a product.

Development of new or improved agricultural products involves risks of failure inherent in the development of products based on innovative and complex technologies. These risks include the possibility that:

●	our products will fail to perform as expected in the field;

●	our products will not receive necessary regulatory permits and governmental clearances in the markets in which we intend to sell them;

●	our products may have adverse effects on consumers;

●	consumer preferences, which are unpredictable and can vary greatly, may change quickly, making our products no longer desirable;

●	our competitors develop new products that have other more appealing characteristics than our products;

●	our products will be viewed as too expensive by food companies or growers as compared to competitive products;

●	our products will be difficult to produce on a large scale or will not be economical to grow;

●	intellectual property and other proprietary rights of third parties will prevent us, our research and development partners or our licensees from marketing and selling our products;

●	we may be unable to patent or otherwise obtain intellectual property protection for our discoveries in the necessary jurisdictions;

●	we or the customers that we sell our products to may be unable to fully develop or commercialize our products in a timely manner or at all; and

●	third parties may develop superior or equivalent products.

We intend to continue to invest in research and development including additional and expanded field testing to validate potential products in real world conditions. Because of the long product development cycle and the complexities and uncertainties associated with biotech and agricultural industrial technologies, there can be no assurance that we will ever generate significant revenues from the technologies or products that we are currently developing without significant delay, without the incurrence of unanticipated costs or at all.

We depend on our key personnel and research employees, and we may be adversely affected if we are unable to attract and retain qualified scientific and business personnel.

Our business is dependent on our ability to recruit and maintain highly skilled and qualified individuals through direct employment or collaboration arrangements, with expertise in a range of disciplines, including biology, chemistry, plant genetics, agronomics, mathematics programming and other subjects relevant to our business. Our ability to recruit such a work force depends in part on our ability to maintain our market leadership in agricultural biotech industry in China. Maintaining our ability to attract highly-skilled workers and leading scientific institutions depends in part on our ability to maintain a strong technology platform and state-of-the-art facilities, as well as our ability to consistently and successfully commercialize our technology. There can be no assurance that we will be able to maintain leading scientific capabilities or continue to successfully maintain advanced technology in the market.

We do not enter into non-compete agreements with our employees, and therefore we may be unable to prevent our competitors from benefiting from the expertise of our former employees.

We do not enter into non-compete agreements with our employees, which prevents us from limiting our key employees from joining our competitors or competing directly against us. As a result, we may be unable to prevent our competitors from benefiting from the expertise of such employees. Direct competition by a former employee could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

We have a limited operating history in our market, which makes it difficult to evaluate our future prospects.

We started engaging in our business in the last few years and have limited revenues to date. As our business develops or responds to competition, we may continue to introduce new products and services or make adjustments to our existing offerings and business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans facilitated by our companies, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. The risks and challenges we encounter or may encounter in this developing and rapidly evolving market may have impacts on our business and prospects. These risks and challenges include our ability to, among other things:

●	navigate an evolving regulatory environment;

●	expand the base of borrowers and lenders;

●	broaden our loan product offerings;

●	enhance our risk management capabilities;

●	improve our operational efficiency;

●	cultivate a vibrant consumer finance ecosystem;

●	maintain the security of our IT infrastructure and the confidentiality of the information provided and utilized across our platform;

●	attract, retain and motivate talented employees; and

●	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential borrowers and lenders about the value of our services, if the market for our services does not develop as we expect, or if we fail to address the needs of our target market, or other risks and challenges, our business and results of operations will be harmed.

The loss of any of our key customers could reduce our revenues and our profitability.

For the years ended December 31, 2021 and 2020, revenue from two customers represented 71% and 78% of our revenue, respectively. As the majority of our revenues are driven by individual orders for fertilizer products, there can be no assurance that we will maintain or improve the relationships with customers who do not have long-term contracts with us. Our major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

Any failure of any of our key suppliers to deliver necessary materials could result in delays in our products development or marketing schedules.

For the years ended December 31, 2020 and 2019, two and three suppliers accounted for 45% and 90% of our purchases, respectively. For the year ended December 31, 2021, five suppliers accounted for 77% of our purchases, respectively. We are dependent on our suppliers for our products. Our suppliers may fail to meet timelines or contractual obligations or provide us with sufficient products, which may adversely affect our business. Certain of our contracts with key suppliers can be terminated by the supplier upon giving notice within a certain period and restrict us from using other suppliers. Failure to appropriately structure or adequately manage our agreements with third parties may adversely affect our supply of products. We are also subject to credit risk with respect to our third-party suppliers. If any such suppliers become insolvent, an appointed trustee could potentially ignore the service contracts we have in place with such party, resulting in increased charges or the termination of the service contracts. We may not be able to replace a service provider within a reasonable period of time, on as favorable terms or without disruption to our operations. Any adverse changes to our relationships with third-party suppliers could have a material adverse effect on our image, brand and reputation, as well as on our business, financial condition and results of operations.

In addition, to the extent that our creditworthiness might be impaired, or general economic conditions decline, certain of our key suppliers may demand onerous payment terms that could materially adversely affect our working capital position, or such suppliers may refuse to continue to supply to us. A number of our key suppliers have taken out trade credit insurance on our ability to pay them. To the extent that such trade credit insurance becomes unobtainable or more expensive due to market conditions, we may face adverse changes to payment terms by our key suppliers, or they may refuse to continue to supply us.

We may have difficulty managing the risk associated with doing business in the Chinese fertilizer and agricultural products industry.

In general, the fertilizer and agricultural products industry in China is affected by a series of factors, including, but not limited to, natural, economic and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and agricultural products operations in China face similar risks as present in other countries, however, in the PRC these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and agricultural products or sectors which provide critical inputs to fertilizer and agricultural products such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

●	food, feed, and energy demand;

●	agricultural, financial, energy and renewable energy and trade policies;

●	input and output pricing due to market factors and regulatory policies;

●	production and crop progress due to adverse weather conditions, equipment deliveries, and water and irrigation conditions; and

●	infrastructure conditions and policies.

Currently, we do not hold and do not intend to purchase insurance policies to protect revenue in the case that the above conditions cause losses of revenue.

If we do not compete effectively, our results of operations could be harmed.

Our industry in China is intensely competitive and evolving. Our competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their services. Our competitors may also have longer operating histories, more extensive borrower or lender bases, greater brand recognition and brand loyalty and broader partner relationships than us. Additionally, a current or potential competitor may acquire one or more of our existing competitors or form a strategic alliance with one or more of our competitors. If we are unable to compete with such companies and meet the need for innovation in our industry, the demand for our services could stagnate or substantially decline, we could experience reduced revenues or our services could fail to achieve or maintain more widespread market acceptance, any of which could harm our business and results of operations.

If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed.

The continued development and success of our business relies on the recognition of our brands. We believe that developing and maintaining awareness of our brand effectively is critical to attracting new and retaining existing borrowers and lenders to our services. Successful promotion of our brand and our ability to attract qualified borrowers and sufficient lenders depend largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our services. Our efforts to build our brand have caused us to incur significant expenses, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brand while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. We also have a history of not filing our periodic reports on time due to uncontrollable reasons. As defined in the standards established by the Public Company Accounting Oversight Board of the United States, or PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

One material weakness that has been identified related to our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfil U.S. GAAP and SEC financial reporting requirements. The other material weakness that has been identified related to our lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP.

We have implemented a number of measures to address the material weaknesses that have been identified in connection with the audits of our consolidated financial statements as of and for the two years ended December 31, 2021 and 2020. However, there is no assurance that we will not have any material weakness in the future. Failure to discover and address any control deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud. Ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2021.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that we will implement and maintain adequate controls over our financial process and reporting in the future or that the measures we will take will remediate any material weaknesses that we may identify in the future.

Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted.

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this prospectus. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. We currently do not carry a “key man” life insurance on the officers. Therefore, if one or more of our key executives are unable or unwilling to continue in their present positions, we may incur substantial cost or may not be able to replace them at all. Consequently, our future growth may be constrained, our business may be severely disrupted, and our financial condition and results of operations may be materially and adversely affected. If that is the case, we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe our success depends on the efforts and talent of our employees, including risk management, software engineering, financial and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve borrowers and lenders could diminish, resulting in a material adverse effect to our business.

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our users by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

We do not have any business insurance coverage.

Insurance companies in China currently do not offer as extensive of an array of insurance products as insurance companies in more developed economies do. Currently, we do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

We face Risks Relating to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology service failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware, as well as adversely affect our ability to provide products and services on our service.

Our business could also be adversely affected by the effects of virus, flu and other diseases. Our business operations could be disrupted if any of our employees is suspected of having virus, flu and other diseases, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

We may be subject to the general risks underlying the agriculture industry in PRC market.

The agriculture industry in the PRC market has been mature. Particularly, we are principally engaged in the fertilizer processing and distribution business in the People’s Republic of China. Therefore, we need to be cautious in selecting our business focus and expansion strategy, and we should be constantly aware of the innovation risk, technology risk and market risk in the industries. If we fail to make an accurate judgment of the current market, our performance can be severely impacted.

We may be adversely affected by global economic conditions.

Our ability to continue to develop and grow our business, build proprietary distribution channels and generate revenues from product sales and royalty payments may be adversely affected by global economic conditions in the future, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates and other challenges that could affect the global economy such as the changing financial regulatory environment. For example, our customers and licensees may experience deterioration of their businesses, cash flow shortages or difficulties obtaining financing, which could adversely affect the demand for our technologies, products and services. In addition, our earnings may be adversely affected by fluctuations in the price of certain commodities, such as grains, milk, meat, biofuels and biomaterials. If commodity prices are negatively impacted, the value of our products could be directly and negatively impacted. Additionally, growers’ incomes have historically been negatively affected by commodity prices. As a result, fluctuations in commodity prices could have an impact on growers’ purchasing decisions and negatively affect their ability and decisions to purchase our seeds or products that incorporate our proprietary technology. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

Laws and regulatory standards and procedures that impact our business are continuously changing. Responding to these changes and meeting existing and new requirements may be costly and burdensome. Changes in laws and regulations may occur that could:

●	impair or eliminate our ability to source technology and develop our products, including validating our products through field trials and passing biosafety evaluations;

●	increase our compliance and other costs of doing business through increases in the cost to protect our intellectual property, including know-how, trade secrets and regulatory data, or increases in the cost to obtain the necessary regulatory approvals to commercialize and market the products we develop directly or jointly;

●	require significant product redesign or redevelopment;

●	render our seed traits and technology and products that incorporate them less profitable or less attractive compared to competing products;

●	reduce the amount of revenues we receive from government grants, licenses or other royalties; and

●	discourage us and other collaborators from offering, and end markets from purchasing, products that incorporate our seed traits and technology.

Any of these events could have a material adverse effect on our business, results of operations and financial condition. Legislation and jurisprudence on intellectual property in the key markets where we seek protection, primarily in China, is evolving and changes in laws could affect our ability to obtain or maintain intellectual property protection for our products. Any changes to these existing laws and regulations may materially increase our costs, decrease our revenues and disrupt our business.

The overall agricultural industry is susceptible to commodity price changes and we, along with our food manufacturing customers and grower customers, are exposed to market risks from changes in commodity prices.

Changes in the prices of certain commodity products could result in higher overall cost along the agricultural supply chain, which may negatively affect our ability to commercialize our products We will be susceptible to changes in costs in the agricultural industry as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. As a result, we may not be able to anticipate or react to changing costs by adjusting our practices, which could cause our operating results to deteriorate.

Our operations are subject to various health and environmental risks associated with our use, handling and disposal of potentially toxic materials.

We are subject to numerous federal, state, local and foreign environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment, manufacture and disposal of wastes, discharge of pollutants into the environment and human health and safety matters.

Although there are no hazardous substances in the raw materials used by us that will affect and damage the company’s employees, factory, other property and the environment. The safety of raw materials is also one of the requirements when applying for the fertilizer registration certificate. We cannot completely eliminate the risk of contamination or discharge and any resultant injury from these materials. If these risks were to materialize, we could be subject to fines, liability, reputational harm or otherwise adverse effects on our business. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, or may otherwise be required to remedy the contamination, and our liability may exceed any insurance coverage and our total assets. Furthermore, compliance with environmental, health and safety laws and regulations may be expensive and may impair our Research & Development efforts. If we fail to comply with these requirements, we could incur substantial costs and liabilities, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, we cannot predict the impact on our business of new or amended environmental, health and safety laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced. These current or future laws and regulations may impair our research, development or production efforts.

Failure to maintain or enhance our brands or image could have a material and adverse effect on our business and results of operations.

We believe our brands are associated with a well-recognized, integrated fertilizers company in the local markets that it operates, with consistent high-quality products end customers in China. Our brands are integral to our sales and marketing efforts. Our continued success in maintaining and enhancing our brand and image depends to a large extent on our ability to satisfy customer needs by further developing and maintaining quality of services across our operations, as well as our ability to respond to competitive pressures. If we are unable to satisfy customer needs or if our public image or reputation were otherwise diminished, our business transactions with our customers may decline, which could in turn adversely affect our results of operations.

Any failure to protect our trademarks and other intellectual property rights could have a negative impact on our business.

We believe our intellectual property rights are critical to our success. Any unauthorized use of our intellectual property rights could harm our competitive advantages and business. Implementation of Chinese intellectual property-related laws have historically been lacking, primarily because of ambiguities in Chinese laws and enforcement difficulties. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other western countries. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm our business and competitive position. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, we may lose these rights and our business may suffer materially.

Our outstanding long-term loan and other financing arrangement payable may adversely affect our available cash flow and our ability to operate our business.

As of December 31, 2021 and 2020, our long-term loan payable balances were $283,860 and $1,425, 475 respectively. We also have advances from related parties (Mr. Lirong Wang, Ms. Xueying Sheng and Mr. Guohua Lin) for working capital of the Company which are due on demand, non-interest bearing, and unsecured. For further information, see “Related Party Transactions.”

Our outstanding and future loans, combined with our other financial obligations and contractual commitments, could have negative consequences on our business and financial condition. We believe that our cash, cash equivalents on hand will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. However, we need to make continued investment for our expansion in facilities and to retain talents to remain competitive. There can be no assurance that we will be able to raise additional capital on terms favorable to us, or at all, if and when required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our facilities or respond to competitive pressures could be significantly limited.

Increases in labor costs in the PRC may adversely affect our business and our profitability.

China’s economy has experienced increases in labor costs in recent years. China’s overall economy and the average wage in China is expected to continue to grow. The average wage level for our employees has also increased in recent years. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to pass on these increased labor costs to our customers by increasing prices for our products or services, our profitability and results of operations may be materially and adversely affected.

In addition, we have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing rules that became effective in September 2008 and its amendments that became effective in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. Besides, pursuant to the Labor Contract Law and its amendments, dispatched employees are intended to be a supplementary form of employment and the fundamental form should be direct employment by enterprises and organizations that require employees. Further, it is expressly stated in the Interim Provisions on Labor Dispatch that became effective on March 1, 2014 that the number of seconded employees an employer uses may not exceed 10% of its total labor force and the employer has a two-year transition period to comply with such requirement. The VIE and its consolidated subsidiaries and consolidated branch offices used seconded employees for their principal business activities. The transition period ended on February 29, 2016, and those PRC subsidiaries have taken steps to decrease the number of seconded employees. If the relevant PRC subsidiaries are deemed to have violated the limitation on the use of seconded employees under the relevant labor laws and regulations, we may be subject to fines and incur other costs to make required changes to our current employment practices.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, and our financial condition and results of operations could be materially and adversely affected.

We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which will take effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

If the new PRC Data Security Law is enacted in September, we will not be subject to the cybersecurity review by the CAC for this offering, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations; and (iii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

A severe or prolonged downturn in the global or Chinese economy could materially and adversely affect our business and our financial condition.

The Chinese economy has slowed down since 2012 and such slowdown may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa, which have resulted in volatility in oil and other markets, and over the conflicts involving Ukraine and Syria. There have also been concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy may materially and adversely affect our business, results of operations and financial condition. In addition, continued turbulence in the international markets may adversely affect our ability to access capital markets to meet liquidity needs.

Risks Relating to Our Corporate Structure

If the PRC government deems that the contractual arrangements in relation to Shanghai Muliang, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

The PRC government regulates telecommunications-related businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of PRC companies that engage in telecommunications-related businesses. Specifically, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunications service provider (except for e-commerce, domestic multi-party communication, storage and forwarding classes and call centers) under the Special Administrative Measures for Access of Foreign Investment (Negative List) (Edition 2020), which was promulgated on June 23, 2020 and implemented on July 23, 2020, and such major foreign investor in a Foreign-Invested Telecommunications Enterprise must have experience in providing value-added telecommunications services, or VATS, and maintain a good track record in accordance with the Administrative Provisions on Foreign-Invested Telecommunications Enterprises (revised in 2016), and other applicable laws and regulations.

Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations in the People’s Republic of China, or “PRC” or “China,” though our variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in this offering are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations. For a description of the VIE contractual arrangements, see “Corporation History and Structure—Contractual Arrangements.”

The VIE contributed 91% of the Company’s revenue for the years ended December 31, 2021. As of December 31, 2021, the VIE accounted for 97% and 93% of the consolidated total assets and total liabilities of the Company respectively.

We rely on and expect to continue to rely on our wholly owned PRC subsidiary’s contractual arrangements with Shanghai Muliang and its shareholders to operate our business. These contractual arrangements may not be as effective in providing us with control over Shanghai Muliang as ownership of controlling equity interests would be in providing us with control over, or enabling us to derive economic benefits from the operations of Shanghai Muliang. Under the current contractual arrangements, as a legal matter, if Shanghai Muliang or any of its shareholders executing the VIE Agreements fails to perform its, his or her respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of a variable interest entity were to refuse to transfer their equity interests in such variable interest entity to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations.

If (i) the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) any variable interest entity or its shareholders terminate the contractual arrangements (iii) any variable interest entity or its shareholders fail to perform its/his/her obligations under these contractual arrangements, or (iv) if these regulations change or are interpreted differently in the future, our business operations in China would be materially and adversely affected, and the value of your shares would substantially decrease or even become worthless. Further, if we fail to renew these contractual arrangements upon their expiration, we would not be able to continue our business operations unless the then current PRC law allows us to directly operate businesses in China.

In addition, if any variable interest entity or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the variable interest entities undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

These contractual arrangements may not be as effective as direct ownership in providing us with control over the VIE. For example, the VIE and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by the VIE and their shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of our consolidated VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

If the VIE or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our control over the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on our business, operations and financial condition.

In the opinion our PRC legal counsel, each of the contractual arrangements among our WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. However, our PRC legal counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the opinion of our PRC legal counsel. In addition, it is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our corporate structure and contractual arrangements are deemed by the MIIT or the MOFCOM or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our VATS business. Furthermore, if we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of our WFOE or the VIE;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among our WFOE, the VIE and its subsidiaries;

●	imposing fines, confiscating the income from our WFOE, the VIE or its subsidiaries, or imposing other requirements with which we or the VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	shutting down our servers or blocking our app/websites;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over the VIE; or

●	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

●	taking other regulatory or enforcement actions against us that could be harmful to our business.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of the VIE in our consolidated financial statements, if the PRC government authorities were to find our corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the VIE or our right to receive substantially all the economic benefits and residual returns from the VIE and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of the VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, would have a material adverse effect on our financial condition and results of operations.

We rely on contractual arrangements with the VIE and their shareholders for a large portion of our business operations. These arrangements may not be as effective as direct ownership in providing operational control. Any failure by the VIE or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business.

We have relied and expect to continue relying on contractual arrangements with the VIE and their shareholders to operate our business in China. The revenues contributed by the VIE and their subsidiaries constituted substantially 91% of our net revenue for the year of 2021.

These contractual arrangements may not be as effective as direct ownership in providing us with control over the VIE. For example, the VIE and their shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by the VIE and their shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of our consolidated VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

If the VIE or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have difficulty in enforcing any rights the Company may have under the VIE Agreements in PRC and have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our control over the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on our business, operations and financial condition.

Any failure by Shanghai Muliang, our consolidated variable interest entity, or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

We refer to the shareholders of the VIE as its nominee shareholders because although they remain the holders of equity interests on record in the VIE, pursuant to the terms of the relevant power of attorney, such shareholders have irrevocably authorized the individual appointed by Shanghai Mufeng to exercise their rights as a shareholder of the relevant VIE. If the VIE, or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of Shanghai Muliang were to refuse to transfer their equity interest in Shanghai Muliang to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. See “Risks Relating to Doing Business in China—Uncertainties with respect to the PRC legal system and changes in laws and regulations in China could adversely affect us.” Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated variable interest entity, and our ability to conduct our business may be negatively affected.

We are a holding company and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock.

We are a holding company and conduct substantially all of our business through Shanghai Muliang, which is a limited liability company established in China and its subsidiaries. We may rely on dividends to be paid by our PRC subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiary, which is a wholly foreign-owned enterprise in China, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

Our PRC subsidiary generates primarily all of its revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use its Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by State Administration of Foreign Exchange (the “SAFE”) for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

The shareholders of the VIE may have actual or potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

As of the date of this prospectus, we are not aware any conflicts between the shareholders of the VIE and us. However, the shareholders of the VIE may have actual or potential conflicts of interest with us in the future. These shareholders may refuse to sign or breach, or cause the VIE to breach, or refuse to renew, the existing contractual arrangements we have with them and the VIE, which would have a material and adverse effect on our ability to effectively control the VIE and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with the VIE to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor, particularly given the relatively large number of shareholders that Shanghai Muliang Industry Co., Ltd. and Shanghai Zongbao and Shanghai Zongbao Environmental Construction Co., Ltd., two of the VIE, has. Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Our contractual arrangements are governed by PRC law. Accordingly, these contracts would be interpreted in accordance with PRC law, and any disputes would be resolved in accordance with PRC legal procedures.

Investors in our shares of common stock should be aware that they are purchasing equity in Muliang Viagoo Technology Inc., our Nevada holding company, which does not directly own substantially all of our business in China conducted by the VIE. Although we have been advised by our PRC legal counsel that our contractual arrangements constitute valid and binding obligations enforceable against each party of such agreements in accordance with their terms, they may not be as effective in providing control over Shanghai Muliang Industry Co., Ltd., our operating entities, as direct ownership. If the PRC operating entities or the registered shareholders fail to perform their respective obligations under the contractual arrangements, we may incur substantial costs and expend substantial resources to enforce our rights. All of these contractual arrangements are governed by and interpreted in accordance with PRC laws, and disputes arising from these contractual arrangements will be resolved through arbitration or litigation in the PRC. However, the legal system in the PRC is not as developed as in other jurisdictions, such as the United States. There are very few precedents and little official guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the outcome of arbitration or litigation. These uncertainties could limit our ability to enforce these Contractual Arrangements. In the event we are unable to enforce these contractual arrangements or we experience significant delays or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our affiliated entities and may lose control over the assets owned by Shanghai Muliang Industry Co., Ltd. Our financial performance may be adversely and materially affected as a result and we may not be eligible to consolidate the financial results of the PRC Operating Entities into our financial results.

Contractual arrangements in relation to the VIE may be subject to scrutiny by the PRC tax authorities and they may determine that we or the VIE owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between Shanghai Mufeng, our variable interest entity Shanghai Muliang and the shareholders of Shanghai Muliang were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust Shanghai Muliang income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Shanghai Muliang for PRC tax purposes, which could, in turn, increase their tax liabilities without reducing Shanghai Mufeng tax expenses. In addition, if Shanghai Mufeng requests the Shanghai Muliang Shareholders to transfer their equity interests in Shanghai Muliang at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject Shanghai Mufeng to PRC income tax. Furthermore, the PRC tax authorities may impose late payment fees and other penalties on Shanghai Muliang for the adjusted but unpaid taxes according to the applicable regulations. Our results of operations could be materially and adversely affected if Shanghai Muliang’s tax liabilities increase or if they are required to pay late payment fees and other penalties.

We may lose the ability to use, or otherwise benefit from, the licenses, approvals and assets held by the VIE, which could severely disrupt our business, render us unable to conduct some or all of our business operations and constrain our growth.

We rely on contractual arrangements with the VIE to use, or otherwise benefit from, certain foreign restricted licenses and permits that we need or may need in the future as our business continues to expand, such as the internet content provider license, or the ICP license held by Shanghai Muliang, the VIE.

The contractual arrangements contain terms that specifically obligate the VIE’ shareholders to ensure the valid existence of the VIE and restrict the disposal of material assets of the VIE. However, in the event the VIE’ shareholders breach the terms of these contractual arrangements and voluntarily liquidate the VIE, or the VIE declare bankruptcy and all or part of their assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to conduct some or all of our business operations or otherwise benefit from the assets held by the VIE, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the VIE undergo a voluntary or involuntary liquidation proceeding, their shareholders or unrelated third-party creditors may claim rights to some or all of the assets of the VIE, thereby hindering our ability to operate our business as well as constrain our growth.

If the custodians or authorized users of our controlling non-tangible assets, including chops and seals, fail to fulfill their responsibilities, or misappropriate or misuse these assets, our business and operations may be materially and adversely affected.

Under PRC law, legal documents for corporate transactions, including agreements and contracts that our business relies on, are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with the relevant local branch of the State Administration for Market Regulation, (“SMAR”) formerly known as the State Administration for Industry and Commerce (“SAIC”). We generally execute legal documents by affixing chops or seals, rather than having the designated legal representatives sign the documents.

We use two major types of chops: corporate chops and finance chops. Chops are seals or stamps used by a PRC company to legally authorize documents, often in place of a signature. We use corporate chops generally for documents to be submitted to government agencies, such as applications for changing business scope, directors or company name, and for legal letters. We use finance chops generally for making and collecting payments, including issuing invoices. Use of corporate chops must be approved by our legal department and administrative department, and use of finance chops must be approved by our finance department. The chops of our subsidiary and consolidated VIE are generally held by the relevant entities so that documents can be executed locally. Although we usually utilize chops to execute contracts, the registered legal representatives of our subsidiary and consolidated VIE have the apparent authority to enter into contracts on behalf of such entities without chops, unless such contracts set forth otherwise.

In order to maintain the physical security of our chops, we generally have them stored in secured locations accessible only to the designated key employees of our legal, administrative or finance departments. Our designated legal representatives generally do not have access to the chops. Although we have approval procedures in place and monitor our key employees, including the designated legal representatives of our subsidiary and consolidated VIE, the procedures may not be sufficient to prevent all instances of abuse or negligence. In addition, we also separate the authorized user of chops from the keeper of keys to the storage room and install security camera for the storage room. There is a risk that our key employees or designated legal representatives could abuse their authority, for example, by binding our subsidiary and consolidated VIE with contracts against our interests, as we would be obligated to honor these contracts if the other contracting party acts in good faith in reliance on the apparent authority of our chops or signatures of our legal representatives. If any designated legal representative obtains control of the chop in an effort to obtain control over the relevant entity, we would need to have a shareholder or board resolution to designate a new legal representative to take legal action to seek the return of the chop, apply for a new chop with the relevant authorities, or otherwise seek legal remedies for the legal representative’s misconduct. If any of the designated legal representatives obtains and misuses or misappropriates our chops and seals or other controlling intangible assets for whatever reason, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve the matter, while distracting management from our operations, and our business operations may be materially and adversely affected.

Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015, or the 2015 FIL Draft, which expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the 2015 FIL Draft, VIE that are controlled via contractual arrangement would also be deemed as foreign invested enterprises, if they are ultimately “controlled” by foreign investors.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the FIL, which will come into effect on January 1, 2020, repealing simultaneously the Law of the PRC on Sino-foreign Equity Joint Ventures, the Law of the PRC on Wholly Foreign-owned Enterprises and the Law of the PRC on Sino-foreign Cooperative Joint Ventures, together with their implementation rules and ancillary regulations. Pursuant to the FIL, foreign investment refers to any investment activity directly or indirectly carried out by foreign natural persons, enterprises, or other organizations, including investment in new construction project, establishment of foreign funded enterprise or increase of investment, merger and acquisition, and investment in any other way stipulated under laws, administrative regulations, or provisions of the State Council. Although the FIL has deleted the particular reference to the concept of “actual control” and contractual arrangements compared to the 2015 FIL Draft, there is still uncertainty regarding whether the VIE would be identified as a FIE in the future.

Even if the VIE were to be identified as a FIE in the future, we believe that our current business would not be adversely affected. However, if we were to engage in any business conduct involving third parties identified as prohibited or restricted on the Negative List, the VIE as well as its subsidiary may be subject to laws and regulations on foreign investment. In addition, our shareholders would also be prohibited or restricted to invest in certain sectors on the Negative List. However, even if the VIE were to be identified as a FIE, the validity of our contractual arrangements with Shanghai Muliang and its shareholders as well as our corporate structure would not be adversely affected. We would still be able to receive benefits from the VIE in accordance with the contractual agreements. In addition, as the Chinese government has been updating the Negative List in recent years and reducing the sectors prohibited or restricted for foreign investment, it is probable in the future that, even if the VIE is identified as a FIE, it is still allowed to acquire or hold equity of enterprises in sectors currently prohibited or restricted for foreign investment.

Furthermore, the PRC Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the PRC Foreign Investment Law.

In addition, the PRC Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

Notwithstanding the above, the PRC Foreign Investment Law stipulates that foreign investment includes “foreign investors invest through any other methods under laws, administrative regulations or provisions prescribed by the State Council”. Therefore, there are possibilities that future laws, administrative regulations or provisions prescribed by the State Council may regard contractual arrangements as a form of foreign investment, and then whether our contractual arrangement will be recognized as foreign investment, whether our contractual arrangement will be deemed to be in violation of the foreign investment access requirements and how the above-mentioned contractual arrangement will be handled are uncertain.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if the VIE or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Chinese government may intervene or influence our operations at any time with little advance notice, which could result in a material change in our operations and in the value of our common stock. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

Certain judgments obtained against us by our shareholders may not be enforceable.

We conduct most of our operations in China and substantially all of our operations outside of the United States. Most of our assets are located in China, and substantially all of our assets are located outside of the United States. In addition, all our senior executive officers reside within China for a significant portion of the time and most are PRC nationals. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the U.S. and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Substantial uncertainties exist with respect to the interpretation and implementation of PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020 and replaced three existing laws on foreign investments in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. The Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic invested enterprises in China. The Foreign Investment Law establishes the basic framework for the access to, and the promotion, protection and administration of foreign investments in view of investment protection and fair competition.

According to the Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within China, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council.

According to the Foreign Investment Law, the State Council will publish or approve to publish the “negative list” for special administrative measures concerning foreign investment. The Foreign Investment Law grants national treatment to foreign-invested entities, or FIEs, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list”. Because the “negative list” has yet to be published, it is unclear whether it will differ from the current Special Administrative Measures for Market Access of Foreign Investment (Negative List). The Foreign Investment Law provides that FIEs operating in foreign restricted or prohibited industries will require market entry clearance and other approvals from relevant PRC governmental authorities. If a foreign investor is found to invest in any prohibited industry in the “negative list”, such foreign investor may be required to, among other aspects, cease its investment activities, dispose of its equity interests or assets within a prescribed time limit and have its income confiscated. If the investment activity of a foreign investor is in breach of any special administrative measure for restrictive access provided for in the “negative list”, the relevant competent department shall order the foreign investor to make corrections and take necessary measures to meet the requirements of the special administrative measure for restrictive access.

The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the “negative list” as restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

The PRC government will establish a foreign investment information reporting system, according to which foreign investors or foreign-invested enterprises shall submit investment information to the competent department for commerce concerned through the enterprise registration system and the enterprise credit information publicity system, and a security review system under which the security review shall be conducted for foreign investment affecting or likely affecting the state security.

Furthermore, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

Notwithstanding the above, the Foreign Investment Law stipulates that foreign investment includes “foreign investors invest through any other methods under laws, administrative regulations or provisions prescribed by the State Council”. Therefore, there are possibilities that future laws, administrative regulations or provisions prescribed by the State Council may regard contractual arrangements as a form of foreign investment, and then whether our contractual arrangement will be recognized as foreign investment, whether our contractual arrangement will be deemed to be in violation of the foreign investment access requirements and how the above-mentioned contractual arrangement will be handled are uncertain.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges, however, if the VIE or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

Additionally, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, or the Opinions, which emphasized the need to strengthen administration over illegal securities activities and supervision of overseas listings by China-based companies. The Opinions proposed promoting regulatory systems to deal with risks facing China-based overseas-listed companies, and provided that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities. However, the Opinions did not provide detailed rules and regulations. As a result, uncertainties remain regarding the interpretation and implementation of the Opinions.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

Risks Associated with Doing Business in Southeast Asia

Our operations and assets in Southeast Asia are subject to significant political and economic uncertainties over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Doing business in Southeast Asia subjects us to various risks including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Changes in the laws and regulations in the countries in Southeast Asia, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

We derive sales in Southeast Asia and a slowdown or other adverse developments in the Southeast Asian economy may materially and adversely affect our business.

Currently, our subsidiary Viagoo is based in Singapore and its revenue is derived from our operations in Singapore. We anticipate that our revenues generated in Singapore will continue to increase in the near future, as well as other regions in Southeast Asia. Accordingly, our results of operations and prospects are subject, to a significant extent, on the economic and political developments in Southeast Asia. We are subject to the risks associated with an economic slowdown or other adverse developments in such countries. Any such event could particularly harm our company if discretionary spending on health and beauty services and products in adversely impacted.

Risks Relating to this Offering

Our common stock has a limited public trading market.

There is a limited established public trading marketing for our common stock, and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

We are not likely to pay dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future but will review this policy as circumstances dictate.

Our common stock may be subject now and in the future to the SEC’s “Penny Stock”.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

The offering price for our shares of common stock may not be indicative of prices that will prevail in the trading market and such market prices may be volatile.

The offering price for our shares of common stock will be determined by negotiations between us and the underwriter and does not bear any relationship to our earnings, book value or any other indicia of value. We cannot assure you that the market price of our shares of common stock will not decline significantly below the offering price. The financial markets in the United States and other countries have experienced significant price and volume fluctuations in the last few years. Volatility in the price of our shares of common stock may be caused by factors outside of our control and may be unrelated or disproportionate to changes in our results of operations.

You will experience immediate and substantial dilution in the net tangible book value of our shares of common stock purchased.

The offering price of our shares of common stock is substantially higher than the net tangible book value per share of our common stock. Consequently, when you purchase our shares of common stock in the offering and upon completion of the offering, you will incur immediate dilution of US$3.00 per share, based on an assumed offering price of US$4.00 per share. In addition, you may experience further dilution to the extent that additional shares of common stock are issued upon exercise of outstanding warrants or options we may grant from time to time.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our shares of common stock if the market price of our shares of common stock increases.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our shares of common stock, the price of our shares of common stock and trading volume could decline.

The trading market for our shares of common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our shares of common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our shares of common stock and the trading volume to decline.

The market price of our shares of common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the offering price.

The offering price for our shares of common stock will be determined through negotiations between the underwriter and us and may vary from the market price of our shares of common stock following our offering. If you purchase our shares of common stock in this offering, you may not be able to resell those shares at or above the offering price. The market price of our shares of common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our management has broad discretion to determine how to use the funds raised in the offering and may use them in ways that may not enhance our results of operations or the price of our shares of common stock.

We anticipate that we will use the net proceeds from this offering for working capital and other corporate purposes. Our management will have significant discretion as to the use of the net proceeds to us from this offering and could spend the proceeds in ways that do not improve our results of operations or enhance the market price of our shares of common stock.

Nasdaq may apply additional and more stringent criteria for our initial and continued listing because we plan to have a small public offering and insiders will hold a large portion of the company’s listed securities.

Nasdaq Listing Rule 5101 provides Nasdaq with broad discretionary authority over the initial and continued listing of securities in Nasdaq and Nasdaq may use such discretion to deny initial listing, apply additional or more stringent criteria for the initial or continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes initial or continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of Nasdaq, even though the securities meet all enumerated criteria for initial or continued listing on Nasdaq. In addition, Nasdaq has used its discretion to deny initial or continued listing or to apply additional and more stringent criteria in the instances, including but not limited to: (i) where the company engaged an auditor that has not been subject to an inspection by the Public Company Accounting Oversight Board (“PCAOB”), an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit; (ii) where the company planned a small public offering, which would result in insiders holding a large portion of the company’s listed securities. Nasdaq was concerned that the offering size was insufficient to establish the company’s initial valuation, and there would not be sufficient liquidity to support a public market for the company; and (iii) where the company did not demonstrate sufficient nexus to the U.S. capital market, including having no U.S. shareholders, operations, or members of the board of directors or management. Our public offering will be relatively small and the insiders of our Company will hold a large portion of the company’s listed securities. Nasdaq might apply the additional and more stringent criteria for our initial and continued listing, which might cause delay or even denial of our listing application.

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

Property, plant and equipment at December 31, 2021 and 2020 consisted of:

	December 31, 2021	December 31, 2020
Building	$3,037,848	$2,949,493
Operating equipment	2,981,424	2,758,704
Vehicle	89,134	86,828
Office equipment	100,851	26,783
Apple Orchard	1,110,067	1,041,377
Construction in progress	3,125,180	1,829,057
	10,444,504	8,692,242
Less: Accumulated depreciation	(3,250,242)	(2,425,499)
	$7,194,262	$6,266,743

Item 3.	Legal Proceedings.

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

All of our fertilizer products currently have valid five-year fertilizer licenses that are renewable upon the expiration date in the year of 2022 and 2025.

Regulations on Intellectual Property Rights

Regulations on Copyright

The Copyright Law of the PRC, or the Copyright Law, which took effect on June 1, 1991 and was amended in 2001, 2010 and 2020 (the current effective revision became effective on April 1, 2010 while the latest revision has not yet come into effect until June 1, 2021), provides that Chinese citizens, legal persons, or other organizations shall, whether published or not, own copyright in their copyrightable works, which include, among others, works of literature, art, natural science, social science, engineering technology and computer software. Copyright owners enjoy certain legal rights, including right of publication, right of authorship and right of reproduction. The Copyright Law as revised in 2001 extends copyright protection to Internet activities and products disseminated over the Internet. In addition, PRC laws and regulations provide for a voluntary registration system administered by the Copyright Protection Center of China, or the CPCC. According to the Copyright Law, an infringer of the copyrights shall be subject to various civil liabilities, which include ceasing infringement activities, apologizing to the copyright owners and compensating the loss of copyright owner. Infringers of copyright may also subject to fines and/or administrative or criminal liabilities in severe situations.

The Computer Software Copyright Registration Measures, or the Software Copyright Measures, promulgated by the National Copyright Administration, or the NCA on April 6, 1992 and latest amended on February 20, 2002, regulates registrations of software copyright, exclusive licensing contracts for software copyright and assignment agreements. The NCA administers software copyright registration and the CPCC, is designated as the software registration authority. The CPCC shall grant registration certificates to the Computer Software Copyrights applicants which meet the requirements of both the Software Copyright Measures and the Computer Software Protection Regulations (Revised in 2013).

The Provisions of the Supreme People’s Court on Certain Issues Related to the Application of Law in the Trial of Civil Cases Involving Disputes on Infringement of the Information Network Dissemination Rights specifies that disseminating works, performances or audio-video products by the internet users or the internet service providers via the internet without the permission of the copyright owners shall be deemed to have infringed the right of dissemination of the copyright owner.

The Measures for Administrative Protection of Copyright Related to Internet, which was jointly promulgated by the NCA and the MII on April 29, 2005 and became effective on May 30, 2005, provides that upon receipt of an infringement notice from a legitimate copyright holder, an ICP operator must take remedial actions immediately by removing or disabling access to the infringing content. If an ICP operator knowingly transmits infringing content or fails to take remedial actions after receipt of a notice of infringement that harms public interest, the ICP operator could be subject to administrative penalties, including an order to cease infringing activities, confiscation by the authorities of all income derived from the infringement activities, or payment of fines.

On May 18, 2006, the State Council promulgated the Regulations on the Protection of the Right to Network Dissemination of Information (as amended in 2013). Under these regulations, an owner of the network dissemination rights with respect to written works, performance or audio or video recordings who believes that information storage, search or link services provided by an Internet service provider infringe his or her rights may require that the Internet service provider delete, or disconnect the links to, such works or recordings.

Patent Law

According to the Patent Law of the PRC (Revised in 2008), the State Intellectual Property Office is responsible for administering patent law in the PRC. The patent administration departments of provincial, autonomous region or municipal governments are responsible for administering patent law within their respective jurisdictions. The Chinese patent system adopts a first-to-file principle, which means that when more than one person file different patent applications for the same invention, only the person who files the application first is entitled to obtain a patent of the invention. To be patentable, an invention or a utility model must meet three criteria: novelty, inventiveness and practicability. A patent is valid for twenty years in the case of an invention and ten years in the case of utility models and designs.

Trademark Law

Trademarks are protected by the Trademark Law of the PRC which was adopted in 1982 and subsequently amended in 1993, 2001, 2013 and 2019 respectively as well as by the Implementation Regulations of the PRC Trademark Law adopted by the State Council in 2002 and as most recently amended on April 29, 2014. The Trademark Office of the State Administration for Market Regulation of the PRC handles trademark registrations. The Trademark Office grants a ten-year term to registered trademarks and the term may be renewed for another ten-year period upon request by the trademark owner. A trademark registrant may license its registered trademarks to another party by entering into trademark license agreements, which must be filed with the Trademark Office for its record. As with patents, the Trademark Law has adopted a first-to-file principle with respect to trademark registration. If a trademark applied for is identical or similar to another trademark which has already been registered or subject to a preliminary examination and approval for use on the same or similar kinds of products or services, such trademark application may be rejected. Any person applying for the registration of a trademark may not injure existing trademark rights first obtained by others, nor may any person register in advance a trademark that has already been used by another party and has already gained a “sufficient degree of reputation” through such party’s use.

Regulations on Domain Names

The MIIT promulgated the Measures on Administration of Internet Domain Names, or the Domain Name Measures on August 24, 2017, which took effect on November 1, 2017 and replaced the Administrative Measures on China Internet Domain Names promulgated by MII on November 5, 2004. According to the Domain Name Measures, the MIIT is in charge of the administration of PRC internet domain names. The domain name registration follows a first-to-file principle. Applicants for registration of domain names shall provide the true, accurate and complete information of their identities to domain name registration service institutions. The applicants will become the holder of such domain names upon the completion of the registration procedure.

Corporate Laws and Industry Catalogue Relating to Foreign Investment

The establishment, operation and management of companies in China are mainly governed by the PRC Company Law, as most recently amended in 2018, which applies to both PRC domestic companies and foreign-invested companies. On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, and on December 26, 2019, the State Council promulgated the Implementing Rules of the PRC Foreign Investment Law, or the Implementing Rules, to further clarify and elaborate the relevant provisions of the Foreign Investment Law. The Foreign Investment Law and the Implementing Rules both took effect on January 1, 2020 and replaced three major previous laws on foreign investments in China, namely, the Sino-foreign Equity Joint Venture Law, the Sino-foreign Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their respective implementing rules. Pursuant to the Foreign Investment Law, “foreign investments” refer to investment activities conducted by foreign investors (including foreign natural persons, foreign enterprises or other foreign organizations) directly or indirectly in the PRC, which include any of the following circumstances: (i) foreign investors setting up foreign-invested enterprises in the PRC solely or jointly with other investors, (ii) foreign investors obtaining shares, equity interests, property portions or other similar rights and interests of enterprises within the PRC, (iii) foreign investors investing in new projects in the PRC solely or jointly with other investors, and (iv) investment in other methods as specified in laws, administrative regulations, or as stipulated by the State Council. The Implementing Rules introduce a see-through principle and further provide that foreign-invested enterprises that invest in the PRC shall also be governed by the Foreign Investment Law and the Implementing Rules.

The Foreign Investment Law and the Implementing Rules provide that a system of pre-entry national treatment and negative list shall be applied for the administration of foreign investment, where “pre-entry national treatment” means that the treatment given to foreign investors and their investments at market access stage is no less favorable than that given to domestic investors and their investments, and “negative list” means the special administrative measures for foreign investment’s access to specific fields or industries, which will be proposed by the competent investment department of the State Council in conjunction with the competent commerce department of the State Council and other relevant departments, and be reported to the State Council for promulgation, or be promulgated by the competent investment department or competent commerce department of the State Council after being reported to the State Council for approval. Foreign investment beyond the negative list will be granted national treatment. Foreign investors shall not invest in the prohibited fields as specified in the negative list, and foreign investors who invest in the restricted fields shall comply with the special requirements on the shareholding, senior management personnel, etc. In the meantime, relevant competent government departments will formulate a catalogue of industries for which foreign investments are encouraged according to the needs for national economic and social development, to list the specific industries, fields and regions in which foreign investors are encouraged and guided to invest. The current industry entry clearance requirements governing investment activities in the PRC by foreign investors are set out in two categories, namely the Special Entry Management Measures (Negative List) for the Access of Foreign Investment (2020 version), or the 2020 Negative List, promulgated by the National Development and Reform Commission and the Ministry of Commerce, or the MOFCOM, on June 24, 2020 and took effect on July 23, 2020, and the Encouraged Industry Catalogue for Foreign Investment (2020 version), or the 2020 Encouraged Industry Catalogue, promulgated by the MOFCOM on December 27, 2020 and took effect on January 27, 2021. Industries not listed in these two categories are generally deemed “permitted” for foreign investment unless specifically restricted by other PRC laws. The flat panel display industry is not on the Negative List and therefore we are not subject to any restriction or limitation on foreign ownership.

According to the Implementing Rules, the registration of foreign-invested enterprises shall be handled by the SAMR or its authorized local counterparts. Where a foreign investor invests in an industry or field subject to licensing in accordance with laws, the relevant competent government department responsible for granting such license shall review the license application of the foreign investor in accordance with the same conditions and procedures applicable to PRC domestic investors unless it is stipulated otherwise by the laws and administrative regulations, and the competent government department shall not impose discriminatory requirements on the foreign investor in terms of licensing conditions, application materials, reviewing steps and deadlines, etc. However, the relevant competent government departments shall not grant the license or permit enterprise registration if the foreign investor intends to invest in the industries or fields as specified in the negative list without satisfying the relevant requirements. In the event that a foreign investor invests in a prohibited field or industry as specified in the negative list, the relevant competent government department shall order the foreign investor to stop the investment activities, dispose of the shares or assets or take other necessary measures within a specified time limit, and restore to the status prior to the occurrence of the aforesaid investment, and the illegal gains, if any, shall be confiscated. If the investment activities of a foreign investor violate the special administration measures for access restrictions on foreign investments as stipulated in the negative list, the relevant competent government department shall order the investor to make corrections within the specified time limit and take necessary measures to meet the relevant requirements. If the foreign investor fails to make corrections within the specified time limit, the aforesaid provisions regarding the circumstance that a foreign investor invests in the prohibited field or industry shall apply.

Pursuant to the Foreign Investment Law and the Implementing Rules, and the Information Reporting Measures for Foreign Investment jointly promulgated by the MOFCOM and the SAMR, which took effect on January 1, 2020, a foreign investment information reporting system shall be established and foreign investors or foreign-invested enterprises shall report investment information to competent commerce departments of the government through the enterprise registration system and the enterprise credit information publicity system, and the administration for market regulation shall forward the above investment information to the competent commerce departments in a timely manner. In addition, the MOFCOM shall set up a foreign investment information reporting system to receive and handle the investment information and inter-departmentally shared information forwarded by the administration for market regulation in a timely manner. The foreign investors or foreign-invested enterprises shall report the investment information by submitting reports including initial reports, change reports, deregistration reports and annual reports.

Furthermore, the Foreign Investment Law provides that foreign-invested enterprises established according to the previous laws regulating foreign investment prior to the implementation of the Foreign Investment Law may maintain their structure and corporate governance within five years after the implementation of the Foreign Investment Law. The Implementing Rules further clarify that such foreign-invested enterprises established prior to the implementation of the Foreign Investment Law may either adjust their organizational forms or organizational structures pursuant to the Company Law or the Partnership Law, or maintain their current structure and corporate governance within five years upon the implementation of the Foreign Investment Law. Since January 1, 2025, if a foreign-invested enterprise fails to adjust its organizational form or organizational structure in accordance with the laws and go through the applicable registrations for changes, the relevant administration for market regulation shall not handle other registrations for such foreign-invested enterprise and shall publicize the relevant circumstances. However, after the organizational forms or organizational structures of a foreign-invested enterprise have been adjusted, the original parties to the Sino-foreign equity or cooperative joint ventures may continue to process such matters as the equity interest transfer, the distribution of income or surplus assets as agreed by the parties in the relevant contracts.

In addition, the Foreign Investment Law and the Implementing Rules also specify other protective rules and principles for foreign investors and their investments in the PRC, including, among others, that local governments shall abide by their commitments to the foreign investors; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; mandatory technology transfer is prohibited, etc.

Shanghai Mufeng, our wholly foreign owned subsidiary, as a foreign invested entity, and Muliang HK, as a foreign investor, are required to comply with the information reporting requirements under the Foreign Investment Law the Implementing Rules and the Information Reporting Measures for Foreign Investment and are in full compliance.

Regulations Relating to Taxation

PRC

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

Singapore

Individual Income Tax

An individual is a tax resident in Singapore in a year of assessment if, in the preceding year, he was physically present in Singapore or exercised an employment in Singapore (other than as a director of a company) for 183 days or more, or if he resides in Singapore.

Individual taxpayers who are Singapore tax residents are subject to Singapore income tax on income accruing in or derived from Singapore. All foreign-sourced income received in Singapore on or after January 1, 2004 by a Singapore tax resident individual (except for income received through a partnership in Singapore) is exempt from Singapore income tax if the Comptroller of Income Tax in Singapore (“Comptroller”) is satisfied that the tax exemption would be beneficial to the individual. A Singapore tax resident individual is taxed at progressive rates ranging from 0% to 22%.

Non-resident individuals, subject to certain exceptions and conditions, are subject to Singapore income tax on income accruing in or derived from Singapore at the rate of 22%.

Corporate Income Tax

A corporate taxpayer is regarded as resident in Singapore for Singapore tax purposes if the control and management of its business is exercised in Singapore.

Corporate taxpayers who are Singapore tax residents are subject to Singapore income tax on income accruing in or derived from Singapore and, subject to certain exceptions, on foreign-sourced income received or deemed to be received in Singapore. Foreign-sourced income in the form of dividends, branch profits and service income received or deemed to be received in Singapore by Singapore tax resident companies on or after June 1, 2003 are exempt from tax if certain prescribed conditions are met, including the following:

(i)	such income is subject to tax of a similar character to income tax under the law of the jurisdiction from which such income is received; and

(ii)	at the time the income is received in Singapore, the highest rate of tax of a similar character to income tax (by whatever name called) levied under the law of the territory from which the income is received on any gains or profits from any trade or business carried on by any company in that territory at that time is not less than 15%.

Certain concessions and clarifications have also been announced by the Inland Revenue Authority of Singapore (“IRAS”) with respect to such conditions.

A non-resident corporate taxpayer is subject to income tax on income that is accrued in or derived from Singapore, and on foreign-sourced income received or deemed received in Singapore, subject to certain exceptions.

The corporate tax rate in Singapore is currently 17%. In addition, three-quarters of up to the first S$10,000 of a company’s annual normal chargeable income, and one-half of up to the next S$190,000, is exempt from corporate tax from the year of assessment (“YA”) 2020 onwards. The remaining chargeable income (after the tax exemption) will be fully taxable at the prevailing corporate tax rate.

New companies will also, subject to certain conditions and exceptions, be eligible for tax exemption on three-quarters of up to the first S$100,000 of a company’s annual normal chargeable income, and one-half of up to the next S$100,000, a year for each of the company’s first three YAs from YA 2020 onwards. The remaining chargeable income (after the tax exemption) will be taxed at the applicable corporate tax rate.

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

Cybersecurity

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress, or the SCNPC, issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection.

PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In July 2021, the Cyberspace Administration of China and other related authorities released the draft amendment to the Cybersecurity Review Measures for public comments through July 25, 2021. The draft amendment proposes the following key changes:

●	companies who are engaged in data processing are also subject to the regulatory scope;

●	the China Securities Regulatory Commission, or CSRC, is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;

●	the operators (including both operators of critical information infrastructure and relevant parties who are engaged in data processing) holding more than one million users/users’ (which to be further specified) individual information and seeking a listing outside China shall file for cybersecurity review with the Cybersecurity Review Office; and

●	the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously shall be collectively taken into consideration during the cybersecurity review process.

If the draft amendment is adopted into law in the future, we may become subject to enhanced cybersecurity review. In addition, certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Annual Report on Form 10-K, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, we are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have a material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the SCNPC promulgated the PRC Data Security Law, which became effective in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities. It introduces a data classification and hierarchical protection system based on the importance of data in economic and social development. The degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides a national security review procedure for data activities that may affect national security and impose export restrictions on certain data and information. On August 20, 2021, the SCNPC adopted the Personal Information Property Law, which shall come into force as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we can comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

While we take various measures to comply with all applicable data privacy and protection laws and regulations, our current security measures and those of our third-party service providers may not always be adequate for the protection of our company, employee or third party data. We may be a target for computer hackers, foreign governments or cyber terrorists in the future.

Unauthorized access to our proprietary internal and third party data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party service providers, or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our proprietary internal and third party data change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

Unauthorized access to our proprietary internal and third party data may also be obtained through inadequate use of security controls. Any of such incidents may harm our reputation and adversely affect our business and results of operations. In addition, we may be subject to negative publicity about our security and privacy policies, systems, or measurements. Any failure to prevent or mitigate security breaches, cyber-attacks or other unauthorized access to our systems or disclosure of third party data, including their personal information, could result in loss or misuse of such data, interruptions to our service system, loss of confidence and trust in our company, impairment of our technology infrastructure, and harm our reputation and business, resulting in significant legal and financial exposure and potential lawsuits.

Permission Required from PRC Authorities

We and our PRC subsidiaries currently have received all material permissions and approvals required for our operations in compliance with the relevant PRC laws and regulations in the PRC. The business license is the only permission that is required for our operations. The business license is a permit issued by Market Supervision and Administration that allows the company to conduct specific business within the government’s geographical jurisdiction. Each of our PRC subsidiaries has received its business license.

As of the date of this Annual Report on Form 10-K, Muliang Viagoo and our subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate its business. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license and permit requirements. If we or our subsidiaries fail to obtain and maintain such approvals, licenses, or permits required for our business, inadvertently conclude that such approval is not required, or respond to changes in the regulatory environment, we or our subsidiaries could be subject to liabilities, penalties and operational disruption, which may materially and adversely affect our business, operating results, financial condition and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

The M&A Rules, which were adopted in 2006 by six PRC regulatory agencies and amended in 2009, including the CSRC, purport to require offshore special purpose vehicles that are controlled by PRC companies or individuals and that were formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain CSRC approval prior to publicly listing and trading of their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear, and this offering may ultimately require approval from the CSRC. If CSRC approval is required, it is uncertain how long it will take us to obtain the approval and whether we will obtain the approval.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, which were made available to the public on July 6, 2021. The Opinions on Strictly Cracking Down on Illegal Securities Activities emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-based overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters. It is still uncertain how PRC governmental authorities will regulate overseas listing in general and whether we are required to obtain any specific regulatory approvals. Furthermore, if the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for this offering and any follow-on offering, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors.

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Measures”), which are now open for public comments. The Administration Provisions and Measures for overseas listings lay out specific requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve such supervision. Companies endangering national security are among those off-limits for overseas listings.

According to Relevant Officials of the CSRC Answered Reporter Questions (“CSRC Answers”), after the Administration Provisions and Measures are implemented upon completion of public consultation and due legislative procedures, the CSRC will formulate and issue guidance for filing procedures to further specify the details of filing administration and ensure that market entities could refer to clear guidelines for filing, which means it still takes time to make the Administration Provisions and Measures into effect. As the Administration Provisions and Measures have not yet come into effect, we are currently unaffected. However, according to CSRC Answers, only new initial public offerings and follow-on offerings by existent overseas listed Chinese companies will be required to go through the filing process; other existent overseas listed companies will be allowed sufficient transition period to complete their filing procedure, which means if we complete the offering prior to the effectiveness of Administration Provisions and Measures, we will be required go through the filing process in the future, either because of future follow-on offerings or as an existent overseas listed Chinese company.

Our PRC counsel has advised us that neither the holding company and our subsidiaries are currently required to obtain approval from Chinese authorities, including the CSRC, or the CAC, to list on U.S exchanges or issue securities to foreign investors, given that: (i) our PRC subsidiary was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition of equity interest or assets of a PRC domestic company owned by PRC companies or individuals as defined under the M&A Rules that are our beneficial owners; (ii) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this prospectus are subject to the M&A Rules; and (iii) no provision in the M&A Rules clearly classifies contractual arrangements as a type of transaction subject to the M&A Rules.

However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and the opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as our PRC counsel does, and hence we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from this offering into China, restrict or prohibit the payments or remittance of dividends by our PRC subsidiaries, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of the shares. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded.

The PRC government may intervene or influence our operations at any time, which could result in a material change in our operations. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As confirmed by our PRC counsel, we currently are not subject to cybersecurity review with the CAC, to conduct business operations in China, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, as confirmed by our PRC counsel, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor WWC, P.C., and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB 400 million.

Although we are currently not required to obtain permission from any of the PRC governmental agencies to obtain such permission and has not received any denial to list on the U.S. exchange or conduct our daily business operation, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Markets under the symbol “MULG’”, however, there is no active public trading market for our common stock. We had 38,502,954 shares of common stock issued and outstanding as of March 31, 2022.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2022
First Quarter	$7.00	$7.00

Fiscal Year Ended December 31, 2021
First Quarter	$7.00	$7.00
Second Quarter	$7.00	$7.00
Third Quarter	$7.00	$7.00
Fourth Quarter	$7.00	$7.00

Fiscal Year Ended December 31, 2020
First Quarter	$7.00	$7.00
Second Quarter	$7.00	$7.00
Third Quarter	$7.00	$7.00
Fourth Quarter	$7.00	$7.00

Holders of Capital Stock

As of March 31 2022, we had 1032 holders of our common stock and 1 holder of our Series A Preferred Stock.

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

On February 16, 2021, we sold to a non-U.S. investor a $14,960 convertible note that may be converted into 5,342 shares of our common stock at a price of $2.80 per share. In conjunction with the convertible note, we issued to the investor 1,336 warrants that can be exercised for three years to our common stock at an exercise price of $4.80. The transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Regulation S promulgated hereunder as a transaction by the Company not involving any public offering. The securities were sold in an offshore transaction by a foreign issuer, to foreign investors, not using any directed selling efforts in the United States. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

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

Item 6.	[Reserved]

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Through our patented technology, we process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straws are common agricultural by-products. In PRC, farmers usually remove the straw stubble that are remains after grains, by burning them in order to continue farming on the same land. These activities have resulted in significant air pollution, and they damage the surface structure of the soil with loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The organic straw fertilizer we produce does not contain the heavy metals, antibiotics and harmful bacteria that are common in the traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins and carbohydrates that promote the healthiest soils capable of growing the healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve the fertility of soil, and the quality and safety of agricultural products.

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 91.5% and 95.8% of our total revenue for the years ended December 31, 2021 and 2020, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus of producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the years ended December 31, 2021 and 2020. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products, with business commencing in June 2022. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2022.

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

Viagoo platform is expected to be opened to the China market where other companies and merchants can book delivery services and transporters can sign on to list and provide their services. Development work has begun in August 2020 to provide localization and support for map and address services in China. The development and testing are expected to be completed in June 2022 and ready for launch in July 2022.

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

On January 11, 2021, Viagoo Pte Ltd entered into a joint venture to form a new legal entity Runnerzzz Pte Ltd together with a well-established incumbent logistics company, Big Foot Logistics Pte Ltd. Big Foot holds 51% of equity stakes while Viagoo Pte Ltd holds 49% equity stakes of Runnerzzz Pte Ltd. We believe that the strategic joint venture will pave way for Viagoo to create more business opportunities in the logistics space, leveraging on the stronghold of Big Foot Logistics Pte Ltd.

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

As a result of the COVID-19 outbreak in December 2019 and continuing in the first quarter of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2020 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations and decline in demand by the Company’s customers.

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

Disposal of land use right and production facility for repayment of debt

The Company completed its sale of industrial land and production facility in Shanghai through an administratively organized private sale on June 16, 2021. Through the sale, the Company’s subsidiary Shanghai Zongbao is able to satisfy its debt obligations due to Agricultural Bank of China and Shanghai Zhongta Construction and Engineering Co., Ltd. and improve its cash position. As a result of the sale, Agricultural Bank of China received RMB 35,632,193.36, Shanghai Zhongta Construction and Engineering Co., Ltd. received RMB 26,000,000 and Shanghai Zongbao received the remaining RMB 7,921,902.28.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore dollar(“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $6,876,227 and $8,596,332 as of December 31, 2021 and December 31, 2020, respectively. Our cash balances as of December 31, 2020 and December 31, 2020 were $38,013 and $348,834, respectively. We had current liability of $13,770,110 at December 31, 2021 which would be due within the next 12 months. In addition, we had a working capital of $5,403,720 and working capital of $5,145,436 at December 31, 2021 and 2020, respectively.

According to the normal operation, the company does not have problems with business sustainability. But the new covid-19 pandemic from the beginning of 2020 greatly impacts the company’s operation. In 2020 and 2021, the company’s sales had declined, and the recovery of accounts receivable was slow. As a result, the Company has taken the following measures :(1) while actively opening up new markets and new customers, the Company have increased the collection of accounts receivable and strive to control the turnover days of accounts receivable to be within 90 days at the end of 2021;(2) As of the period end, the company has completed the disposal of Shanghai industrial land transfer transaction and paid off all loans.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIE, including the VIE’ subsidiaries, for which the Muliang Viagoo is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries, the VIE and the VIE’ subsidiaries have been eliminated upon consolidation.

As PRC laws and regulations welcome to invest in organic fertilizer industry businesses, the Muliang Viagoo operates its fertilizer business in the PRC through Muliang Industry and its subsidiaries, which are collectively referred as the “WFOEs”.

By entering into a series of agreements (the “VIE Agreements”), the Muliang Viagoo, through WFOEs, obtained control over Muliang Industry and its subsidiaries (collectively referred as “VIE”). The VIE Agreements enable the Muliang Viagoo to (1) have power to direct the activities that most significantly affect the economic performance of the VIE, and (2) receive the economic benefits of the VIE that could be significant to the VIE. Accordingly, the Muliang Viagoo is considered the primary beneficiary of the VIE and has consolidated the VIE’ financial results of operations, assets and liabilities in the Muliang Viagoo’s consolidated financial statements. In making the conclusion that the Muliang Viagoo is the primary beneficiary of the VIE, the Muliang Viagoo’s rights under the Power of Attorney also provide the Muliang Viagoo’s abilities to direct the activities that most significantly impact the VIE’ economic performance. The Muliang Viagoo also believes that this ability to exercise control ensures that the VIE will continue to execute and renew the Master Exclusive Service Agreement and pay service fees to Muliang Viagoo. By charging service fees to be determined and adjusted at the sole discretion of Muliang Viagoo, and by ensuring that the Master Exclusive Service Agreement is executed and remains effective, Muliang Viagoo has the rights to receive substantially all of the economic benefits from the VIE.

Details of the VIE Agreements, are set forth below:

	As of December 31, 2021	As of December 31, 2020
Current assets	$18,972,383	$25,878,427
Non-current assets	8,995,363	8,863,429
Total Assets	27,967,746	34,741,856
Current liabilities	12,794,076	20,475,295
Non-current liabilities	422,480	1,425,475
Total liabilities	13,216,556	21,900,770
Total shareholders’ equity (deficit)	$14,751,190	$12,841,086

	For the year ended December 31,
	2021	2020
Net income	$2,254,902	$1,198,517
Net cash provided by (used in) operating activities	5,484,916	1,413,581
Net cash provided by (used in) investment activities	(1,158,773)	(75,346)
Net cash provided by (used in) financing activities	$(4,328,560)	$(1,648,247)

VIE Agreements that were entered to give the Muliang Viagoo effective control over the VIE include:

Voting Rights Proxy Agreement and Irrevocable Power of Attorney

Under which each shareholder of the VIE grant to any person designated by WFOEs to act as its attorney-in-fact to exercise all shareholder rights under PRC law and the relevant articles of association, including but not limited to, appointing directors, supervisors and officers of the VIE as well as the right to sell, transfer, pledge and dispose all or a portion of the equity interest held by such shareholders of the VIE. The proxy and power of attorney agreements will remain effective as long as WFOEs exist. The shareholders of the VIE do not have the right to terminate the proxy agreements or revoke the appointment of the attorney-in-fact without written consent of the WFOEs.

Exclusive Option Agreement

Under which each shareholder of the VIE granted 9F or any third party designated by 9F the exclusive and irrevocable right to purchase from such shareholders of the VIE, to the extent permitted by PRC law and regulations, all or part of their respective equity interests in the VIE for a purchase price equal to the registered capital. The shareholders of the VIE will then return the purchase price to 9F or any third party designated by 9F after the option is exercised. 9F may transfer all or part of its option to a third party at its own option. The VIE and its shareholders agree that without prior written consent of 9F, they may not transfer or otherwise dispose the equity interests or declare any dividends. The restated option agreement will remain effective until 9F or any third party designated by 9F acquires all equity interest of the VIE.

Spousal Consent

The spouse of each shareholder of the VIE has entered into a spousal consent letter to acknowledge that he or she consents to the disposition of the equity interests held by his or her spouse in the VIE in accordance with the exclusive option agreement, the power of attorney and the equity pledge agreement regarding VIE structure described above, and any other supplemental agreement(s) may be consented by his or her spouse from time to time. Each such spouse further agrees that he or she will not take any action or raise any claim to interfere with the arrangements contemplated under the mentioned agreements. In addition, each such spouse further acknowledges that any right or interest in the equity interests held by his or her spouse in the VIE do not constitute property jointly owned with his or her spouse and each such spouse unconditionally and irrevocably waives any right or interest in such equity interests.

Loan Agreement

Pursuant to the loan agreements between WFOEs and each shareholder of the VIE, WFOEs extended loans to the shareholders of the VIE, who had contributed the loan principal to the VIE as registered capital. The shareholders of VIE may repay the loans only by transferring their respective equity interests in VIE to 9F Inc. or its designated person(s) pursuant to the exclusive option agreements. These loan agreements will remain effective until the date of full performance by the parties of their respective obligations thereunder.

VIE Agreements that enables Muliang Viagoo to receive substantially all of the economic benefits from the VIE include:

Equity Interest Pledge Agreement

Pursuant to equity interest pledge agreement, each shareholder of the VIE has pledged all of his or her equity interest held in the VIE to WFOEs to secure the performance by VIE and their shareholders of their respective obligations under the contractual arrangements, including the payments due to WFOEs for services provided. In the event that the VIE breach any obligations under these agreements, WFOEs as the pledgees, will be entitled to request immediate disposal of the pledged equity interests and have priority to be compensated by the proceeds from the disposal of the pledged equity interests. The shareholders of the VIE shall not transfer their equity interests or create or permit to be created any pledges without the prior written consent of WFOEs. The equity interest pledge agreement will remain valid until the master exclusive service agreement and the relevant exclusive option agreements and proxy and power of attorney agreements, expire or terminate.

Master Exclusive Service Agreement

Pursuant to exclusive service agreement, WFOEs have the exclusive right to provide the VIE with technical support, consulting services and other services. WFOEs shall exclusively own any intellectual property arising from the performance of the agreement. During the term of this agreement, the VIE may not accept any services covered by this agreement provided by any third party. The VIE agree to pay service fees to be determined and adjusted at the sole discretion of the WFOEs. The agreement will remain effective unless WFOEs terminate the agreement in writing.

Risks in relation to the VIE structure

Muliang Viagoo believes that the contractual arrangements with the VIE and their current shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Muliang Viagoo’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

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

Muliang Viagoo’s ability to conduct its business may be negatively affected if the PRC government were to carry out any of the aforementioned actions. As a result, Muliang Viagoo may not be able to consolidate the VIE in its consolidated financial statements as it may lose the ability to exert effective control over the VIE and its shareholders, and it may lose the ability to receive economic benefits from the VIE. Muliang Viagoo currently does not believe that any penalties imposed or actions taken by the PRC government would result in the liquidation of the Company, WFOEs, or the VIE.

The following table sets forth the assets, liabilities, results of operations and cash flows of the VIE and their subsidiaries, which are included in Muliang Viagoo’s consolidated financial statements after the elimination of intercompany balances and transactions:

Under the VIE Arrangements, Muliang Viagoo has the power to direct activities of the VIE and can have assets transferred out of the VIE. Therefore, Muliang Viagoo considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for assets that correspond to the amount of the registered capital and PRC statutory reserves, if any. As the VIE are incorporated as limited liability companies under the Company Law of the PRC, creditors of the VIE do not have recourse to the general credit of Muliang Viagoo for any of the liabilities of the VIE.

Currently there is no contractual arrangement which requires Muliang Viagoo to provide additional financial support to the VIE. However, as Muliang Viagoo conducts its businesses primarily based on the licenses held by the VIE, Muliang Viagoo has provided and will continue to provide financial support to the VIE.

Revenue-producing assets held by the VIE include certain internet content provision (“ICP”) licenses and other licenses, domain names and trademarks. The ICP licenses and other licenses are required under relevant PRC laws, rules and regulations for the operation of internet businesses in the PRC, and therefore are integral to Muliang Viagoo’s operations. The ICP licenses require that core PRC trademark registrations and domain names are held by the VIE that provide the relevant services.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 91.5% of our total revenue for the year ended December 31, 2021.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2020. However, the COVID-19 was under control for the year ended December 31, 2021 in China. And we are growing our revenue and net income steadily currently and expect to keep growing for the coming years.

Operating Results for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	Fluctuation
	$	$	$	%
Revenues-fertilizer	9,730,962	10,548,324	(817,362)	-7.7%
Revenues-logistic	904,320	378,853	525,467	138.7%
Revenues-agricultural products	120	81,355	(81,235)	-99.9%
Subtotal of revenue	10,635,402	11,008,532	(373,130)	-3.4%
Cost-fertilizer	5,910,703	5,994,087	(83,384)	-1.4%
Cost- logistic	477,978	133,905	344,073	257.0%
Cost- agricultural products	90	120,765	(120,675)	-99.9%
Subtotal of cost	6,388,771	6,248,757	140,014	2.2%
Gross profit	4,246,631	4,759,775	(513,144)	-10.8%
Gross margin	39.93%	43.24%
Operating expenses:
General and administrative expenses	2,033,234	2,677,054	(643,820)	-24.0%
Selling expenses	467,859	464,942	2,917	0.6%
Total operating expenses	2,501,093	3,141,996	(640,903)	-20.4%
Income(loss) from operations	1,745,538	1,617,779	127,759	7.9%
Other income (expense):
Interest expense	(151,720)	(700,030)	548,310	-78.3%
Rent net income	-	6,276	(6,276)	-100.0%
Other income (expense), net	352,340	(339,097)	691,437	-203.9%
Total other income (expense)	200,620	(1,032,851)	1,233,471	-119.4%
Income before income taxes	1,946,158	584,928	1,361,230	232.7%
Income taxes	214,981	(394,979)	609,960	-154.4%
Net income (loss)	1,731,177	979,907	751,270	76.7%

Revenue.

Revenue for fertilizer decreased from $10,548,324 for the year ended December 31, 2020 to $9,730,962 for the year ended December 31, 2021, which represented a decrease of $817,362, or approximately 7.7%. The decrease in revenue was mainly due to the economic depression resulting from continuous impact of COVID-19. However, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Revenue for logistic increased from $378,853 for the year ended December 31, 2020 to $904,320 for the year ended December 31, 2021, which represented an increase of $525,467, or 138.7%.

Cost of sales

Cost of sales for fertilizer decreased from $5,994,087 for the year ended December 31, 2020 to $5,910,703 for the year ended December 31, 2021, which represented a decrease of approximately $83,384, or 1.4%. The decrease in cost of revenue was in line with the decrease in revenue.

Cost of sales for fertilizer increased from $133,905 for the year ended December 31, 2020 to $477,978 for the year ended December 31, 2021, which represented an increase of $344,073, or 257.0%.

Gross profit

The gross profit for fertilizer decreased from $4,554,237 for the year ended December 31, 2020 to gross profit of $3,820,259 for the year ended December 31, 2021. The gross margin decreased from 43.2% for the year ended December 31, 2020 to 39.3% for the year ended December 31, 2021. The decreased gross margin was due to the increase in material cost..

The gross profit for logistic increased from $244,948 for the year ended December 31, 2020 to gross profit of $426,342 for the year ended December 31, 2021. The gross margin decreased from 64.7% for the year ended December 31, 2020 to 47.1% for the year ended December 31, 2021.

Expenses.

We incurred $467,859 in selling expenses for the year ended December 31, 2021, compared to $464,942 for the year ended December 31, 2020. We incurred $2,033,234 in general and administrative expenses for the year ended December 31, 2021, compared to $2,677,054 for the year ended December 31, 2020. Total selling, general and administrative expenses decreased by $643,820, or 24.0% for the year ended December 31, 2021 as compared to the same period in 2020. Our selling expenses increased by $2,917 and our general and administrative expenses decreased by $848,189. The decrease in general and administrative expenses was due to the improved management for the year ended December 31, 2021. We expect our general and administrative expense to increase for the next year, if we successfully complete our public offering.

Interest expense

We incurred $151,720 in interest expense during the year ended December 31, 2021, compared with interest expense of $700,030 for the year ended December 31, 2020. The decreased interest expense reflects the decreased loan balance as of December 31, 2021.

Net Income.

Our net income was $1,731,177 for the year ended December 31, 2021, compared with net income of $979,907 for the year ended December 31, 2020, representing an increase of $751,270, or 76.7%. The significant increase in net income was mainly due to the significant decrease in General and administrative expenses, the significant decrease in interest expense, and gain from disposal of Land use right and Plant for the year ended December 31, 2021.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2021 and December 31, 2020 our working capital was $5,403,720 and $5,145,436, respectively. The improvement in our working capital deficit was reflecting faster decrease in our current liability, especially the significant decrease in current portion of long-term debt balance.

We have financed our operations over the years ended December 31, 2021 and 2020 primarily through proceeds from stock issuance and advances from related parties, and net cash inflow from operations.

The components of cash flows are discussed below:

	For the Years Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$4,930,236	$1,807,790
Net cash provided by (used in) investing activities	(1,158,773)	(75,346)
Net cash (used in) provided by financing activities	(4,363,568)	(1,368,247)
Exchange rate effect on cash	281,284	(119,231)
Net cash inflow (outflow)	$(310,821)	$244,966

Cash provided by Operating Activities

Net cash provided by operating activities was $4,930,236 for the year ended December 31, 2021. Cash provided by operating activities for the year ended December 31, 2021 consisted primarily of net income of $1,731,177 which was adjusted by depreciation and amortization of $513,563. The Company had a decrease of $1,978,747 in account receivable, a decrease of $10,758,708 in other receivable, which was offset by an increase of $6,292,144 in prepayment and a decrease of $2,393,158 in accounts payable and accrued payables.

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

Cash used in Investing Activities

Net cash used in investing activities was $1,158,773 for the year ended December 31, 2021. The investment activity was payments made for construction in progress.

Net cash used in investing activities was $75,346 for the year ended December 31, 2020. The investment activity was payments made for construction in progress.

Cash used in Financing Activities

Net cash used in financing activities was $4,363,568 for the year ended December 31, 2021. During the year, cash provided by financing activities included repayment of short-term loans of $4,666,185, which were partly offset by proceeds from related parties of $302,617.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of December 31, 2021
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$1,458,616	$1,174,756	$283,860	$—	$—
Others	—	—	—	—	—
	$1,458,616	$1,174,756	$283,860	$—	$—

Commitments for Capital Expenditure

There is no commitment for capital expenditure as of December 31, 2021.

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
Muliang Viagoo Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muliang Viagoo Technology, Inc., its subsidiaries and its variable interest entities (collectively the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 1171

We have served as the Company’s auditor since March 15, 2016.

San Mateo, CA

March 31, 2022

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$38,013	$348,834
Accounts receivable, net	11,433,504	13,455,551
Due from related party	716,721	1,155,429
Inventories	133,913	147,271
Prepayment	6,805,039	513,491
Other receivables, net	46,640	10,686,077
Total Current Assets	19,173,830	26,306,653

Long term investment	21,273	-
Property, plant and equipment, net	7,194,262	6,266,743
Right of use assets	1,284,319	1,413,598
Operating lease right of use asset, net	224,463	-
Intangible assets, net	12,831	16,198
Goodwill	695,175	709,705
Other assets and deposits	31,496	20,955
Deferred tax asset	262,798	454,848

Total Assets	$28,900,447	$35,188,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,174,756	$4,571,452
Accounts payable and accrued payables	8,291,572	10,025,369
Advances from customers	501,720	297,003
Operating lease liabilities - current	67,484	-
Income tax payable	543,477	529,416
Other payables	3,029,672	5,584,607
Due to related party	161,429	153,370
Total Current Liabilities	13,770,110	21,161,217

Long-term loans	283,860	1,425,475
Operating lease liabilities - noncurrent	138,620	-
Deferred tax liabilities	-	605
Total Liabilities	14,192,590	22,587,297

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of December 31, 2021 and 2020.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,502,954 shares issued and outstanding as of December 31, 2021 and 2020.	3,850	3,850
Additional paid in capital	19,933,793	19,933,793
Accumulated deficit	(6,876,227)	(8,596,332)
Accumulated other comprehensive income	1,500,727	1,128,351
Stockholders’ Equity - Muliang Viagoo Technology Inc., Subsidiaries, and Variable Interest Entities	14,564,043	12,471,562
Noncontrolling interest	143,814	129,841
Total Stockholders’ Equity	14,707,857	12,601,403
Total Liabilities and Stockholders’ Equity	$28,900,447	$35,188,700

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020

Revenues	$10,635,402	$11,008,532
Cost of goods sold	6,388,771	6,248,757
Gross profit	4,246,631	4,759,775

Operating expenses:
General and administrative expenses	2,033,234	2,677,054
Selling expenses	467,859	464,942
Total operating expenses	2,501,093	3,141,996

Income from operations	1,745,538	1,617,779

Other income (expense):
Interest expense	(151,720)	(700,030)
Rental income, net	-	6,276
Other income (expense), net	352,340	(339,097)
Total other income (expense)	200,620	(1,032,851)

Income before income taxes	1,946,158	584,928

Income taxes	214,981	(394,979)

Net income	1,731,177	979,907

Net income attributable to noncontrolling interest	11,072	4,403
Net income attributable to Muliang Viagoo Technology Inc. common stockholders	1,720,105	975,504

Other comprehensive income:
Unrealized foreign currency translation adjustment	375,277	896,587

Total Comprehensive income	2,106,454	1,876,494
Total comprehensive income attributable to noncontrolling interests	13,973	5,927
Total comprehensive income attributable to Muliang Viagoo Technology Inc. common stockholders	$2,092,481	$1,870,567

Earnings per common share
Basic and diluted	0.04	0.03

Weighted average common shares outstanding
Basic	38,502,954	37,908,242
Diluted	38,502,954	37,908,242

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total

For the year ended December 31, 2020
Balance, December 31, 2019	19,000,000	$1,900	37,341,954	$3,734	19,398,854	(9,571,836)	233,288	123,914	10,189,854
Issuance of common stock in acquisition			1,161,000	116	534,939				535,055
Net income						975,504		4,403	979,907
Foreign currency translation adjustment							895,063	1,524	896,587
Balance, December 31, 2020	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(8,596,332)	1,128,351	129,841	12,601,403

For the year ended December 31, 2021
Balance, December 31, 2020	19,000,000	1,900	38,502,954	3,850	19,933,793	(8,596,332)	1,128,351	129,841	12,601,403
Net income						1,720,105		11,072	1,731,177
Foreign currency translation adjustment							372,376	2,901	375,277
Balance, December 31, 2021	19,000,000	1,900	38,502,954	3,850	19,933,793	(6,876,227)	1,500,727	143,814	14,707,857

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,731,177	$979,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	513,563	965,296
Bad debt expense	352,740	1,175,424
Amortization of right of use assets	164,464	-
Deferred income tax assets	201,245	429,232
Employment cost settled by issuing common stock	-	140,000
Changes in assets and liabilities:
Accounts receivable	1,978,747	(6,013,323)
Inventories	17,025	125,255
Prepayment	(6,292,144)	(27,893)
Other receivables	10,758,708	18,885
Accounts payable and accrued payables	(2,393,158)	4,193,548
Advances from customers	196,950	29,008
Lease liability	(18,099)	-
Other payables	(2,280,387)	(207,549)
Net cash provided by operating activities	4,930,236	1,807,790

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in construction in progress	(1,158,773)	(75,346)
Net cash used in investing activities	(1,158,773)	(75,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock		280,000
Proceeds from (repayment to) related party	302,617	(845,807)
Repayment of short-term loans	(4,666,185)	(802,440)
Net cash used in financing activities	(4,363,568)	(1,368,247)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	281,284	(119,231)

NET INCREASE (DECREASE) IN CASH	(310,821)	244,966
CASH, BEGINNING OF PERIOD	348,834	103,868
CASH, END OF PERIOD	$38,013	$348,834

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$(859,201)	$(85,181)
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Debt transferred to related party from third parties	$-	$2,318,796
Disposal of Fixed assets for debt settlement without cash flow		12,087,691
Long term loan transfer to current portion of long-term debt		1,082,588
Long term investment without paying cash	10,894	-
Recognition of operating lease right of use asset	221,290	-
Acquisition of subsidiary by issuing common stock	$-	$2,830,800

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $6,876,227 and $8,596,332 as of December 31, 2021 and December 31, 2020, respectively. Our cash balances as of December 31, 2021 and December 31, 2020 were $38,013 and $348,834, respectively. We had current liability of $13,770,110 at December 31, 2021 which would be due within the next 12 months. In addition, we had net working capital of $5,403,720 and $5,145,436 at December 31, 2021 and 2020, respectively.

According to the normal operation, the company does not have problems with business sustainability. But the new covid-19 pandemic from the beginning of 2020 greatly impacts the company’s operation. In 2020 and 2021, the company’s sales had declined, and the recovery of accounts receivable was slow. As a result, the Company has taken the following measures :(1) while actively opening up new markets and new customers, the Company have increased the collection of accounts receivable and strive to control the turnover days of accounts receivable to be within 90 days at the end of 2021;(2) As of the period end, the company has completed the disposal of Shanghai industrial land transfer transaction and paid off all loans.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the accounting principles of the PRC (“PRC GAAP”). The differences between US GAAP and PRC GAAP have been adjusted in these consolidated financial statements. The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore dollar(“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIE, including the VIE’ subsidiaries, for which the Muliang Viagoo is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries, the VIE and the VIE’ subsidiaries have been eliminated upon consolidation.

As PRC laws and regulations welcome to invest in organic fertilizer industry businesses, the Muliang Viagoo operates its fertilizer business in the PRC through Muliang Industry and its subsidiaries, which are collectively referred as the “WFOEs”.

By entering into a series of agreements (the “VIE Agreements”), the Muliang Viagoo, through WFOEs, obtained control over Muliang Industry and its subsidiaries (collectively referred as “VIE”). The VIE Agreements enable the Muliang Viagoo to (1) have power to direct the activities that most significantly affect the economic performance of the VIE, and (2) receive the economic benefits of the VIE that could be significant to the VIE. Accordingly, the Muliang Viagoo is considered the primary beneficiary of the VIE and has consolidated the VIE’ financial results of operations, assets and liabilities in the Muliang Viagoo’s consolidated financial statements. In making the conclusion that the Muliang Viagoo is the primary beneficiary of the VIE, the Muliang Viagoo’s rights under the Power of Attorney also provide the Muliang Viagoo’s abilities to direct the activities that most significantly impact the VIE’ economic performance. The Muliang Viagoo also believes that this ability to exercise control ensures that the VIE will continue to execute and renew the Master Exclusive Service Agreement and pay service fees to Muliang Viagoo. By charging service fees to be determined and adjusted at the sole discretion of Muliang Viagoo, and by ensuring that the Master Exclusive Service Agreement is executed and remains effective, Muliang Viagoo has the rights to receive substantially all of the economic benefits from the VIE.

Details of the VIE Agreements, are set forth below:

	As of December 31, 2021	As of December 31, 2020

Current assets	$18,972,383	$25,878,427
Non-current assets	8,995,363	8,863,429
Total Assets	27,967,746	34,741,856
Current liabilities	12,794,076	20,475,295
Non-current liabilities	422,480	1,425,475
Total liabilities	13,216,556	21,900,770
Total shareholders’ equity	$14,751,190	$12,841,086

	For the year ended December 31,
	2021	2020
Net income	$2,254,902	$1,198,517
Net cash provided by (used in) operating activities	5,484,916	1,413,581
Net cash provided by (used in) investment activities	(1,158,773)	(75,346)
Net cash provided by (used in) financing activities	$(4,328,560)	$(1,648,247)

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VIE Agreements that were entered to give the Muliang Viagoo effective control over the VIE include:

Voting Rights Proxy Agreement and Irrevocable Power of Attorney

Under which each shareholder of the VIE grant to any person designated by WFOEs to act as its attorney-in-fact to exercise all shareholder rights under PRC law and the relevant articles of association, including but not limited to, appointing directors, supervisors and officers of the VIE as well as the right to sell, transfer, pledge and dispose all or a portion of the equity interest held by such shareholders of the VIE. The proxy and power of attorney agreements will remain effective as long as WFOEs exist. The shareholders of the VIE do not have the right to terminate the proxy agreements or revoke the appointment of the attorney-in-fact without written consent of the WFOEs.

Exclusive Option Agreement

Under which each shareholder of the VIE granted 9F or any third party designated by 9F the exclusive and irrevocable right to purchase from such shareholders of the VIE, to the extent permitted by PRC law and regulations, all or part of their respective equity interests in the VIE for a purchase price equal to the registered capital. The shareholders of the VIE will then return the purchase price to 9F or any third party designated by 9F after the option is exercised. 9F may transfer all or part of its option to a third party at its own option. The VIE and its shareholders agree that without prior written consent of 9F, they may not transfer or otherwise dispose the equity interests or declare any dividends. The restated option agreement will remain effective until 9F or any third party designated by 9F acquires all equity interest of the VIE.

Spousal Consent

The spouse of each shareholder of the VIE has entered into a spousal consent letter to acknowledge that he or she consents to the disposition of the equity interests held by his or her spouse in the VIE in accordance with the exclusive option agreement, the power of attorney and the equity pledge agreement regarding VIE structure described above, and any other supplemental agreement(s) may be consented by his or her spouse from time to time. Each such spouse further agrees that he or she will not take any action or raise any claim to interfere with the arrangements contemplated under the mentioned agreements. In addition, each such spouse further acknowledges that any right or interest in the equity interests held by his or her spouse in the VIE do not constitute property jointly owned with his or her spouse and each such spouse unconditionally and irrevocably waives any right or interest in such equity interests.

Loan Agreement

Pursuant to the loan agreements between WFOEs and each shareholder of the VIE, WFOEs extended loans to the shareholders of the VIE, who had contributed the loan principal to the VIE as registered capital. The shareholders of VIE may repay the loans only by transferring their respective equity interests in VIE to 9F Inc. or its designated person(s) pursuant to the exclusive option agreements. These loan agreements will remain effective until the date of full performance by the parties of their respective obligations thereunder.

VIE Agreements that enables Muliang Viagoo to receive substantially all of the economic benefits from the VIE include:

Equity Interest Pledge Agreement

Pursuant to equity interest pledge agreement, each shareholder of the VIE has pledged all of his or her equity interest held in the VIE to WFOEs to secure the performance by VIE and their shareholders of their respective obligations under the contractual arrangements, including the payments due to WFOEs for services provided. In the event that the VIE breach any obligations under these agreements, WFOEs as the pledgees, will be entitled to request immediate disposal of the pledged equity interests and have priority to be compensated by the proceeds from the disposal of the pledged equity interests. The shareholders of the VIE shall not transfer their equity interests or create or permit to be created any pledges without the prior written consent of WFOEs. The equity interest pledge agreement will remain valid until the master exclusive service agreement and the relevant exclusive option agreements and proxy and power of attorney agreements, expire or terminate.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Master Exclusive Service Agreement

Pursuant to exclusive service agreement, WFOEs have the exclusive right to provide the VIE with technical support, consulting services and other services. WFOEs shall exclusively own any intellectual property arising from the performance of the agreement. During the term of this agreement, the VIE may not accept any services covered by this agreement provided by any third party. The VIE agree to pay service fees to be determined and adjusted at the sole discretion of the WFOEs. The agreement will remain effective unless WFOEs terminate the agreement in writing.

Risks in relation to the VIE structure

Muliang Viagoo believes that the contractual arrangements with the VIE and their current shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Muliang Viagoo’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

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

Muliang Viagoo’s ability to conduct its business may be negatively affected if the PRC government were to carry out any of the aforementioned actions. As a result, Muliang Viagoo may not be able to consolidate the VIE in its consolidated financial statements as it may lose the ability to exert effective control over the VIE and its shareholders, and it may lose the ability to receive economic benefits from the VIE. Muliang Viagoo currently does not believe that any penalties imposed or actions taken by the PRC government would result in the liquidation of the Company, WFOEs, or the VIE.

The following table sets forth the assets, liabilities, results of operations and cash flows of the VIE and their subsidiaries, which are included in Muliang Viagoo’s consolidated financial statements after the elimination of intercompany balances and transactions:

Under the VIE Arrangements, Muliang Viagoo has the power to direct activities of the VIE and can have assets transferred out of the VIE. Therefore, Muliang Viagoo considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for assets that correspond to the amount of the registered capital and PRC statutory reserves, if any. As the VIE are incorporated as limited liability companies under the Company Law of the PRC, creditors of the VIE do not have recourse to the general credit of Muliang Viagoo for any of the liabilities of the VIE.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currently there is no contractual arrangement which requires Muliang Viagoo to provide additional financial support to the VIE. However, as Muliang Viagoo conducts its businesses primarily based on the licenses held by the VIE, Muliang Viagoo has provided and will continue to provide financial support to the VIE.

Revenue-producing assets held by the VIE include certain internet content provision (“ICP”) licenses and other licenses, domain names and trademarks. The ICP licenses and other licenses are required under relevant PRC laws, rules and regulations for the operation of internet businesses in the PRC, and therefore are integral to Muliang Viagoo’s operations. The ICP licenses require that core PRC trademark registrations and domain names are held by the VIE that provide the relevant services.

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2021 and 2020.

Advances from Customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accumulated Other Comprehensive Income

Comprehensive income comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company’s comprehensive income consist of net income and unrealized gains from foreign currency translation adjustments.

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the years ended December 31, 2021 and 2020 was gain of $375,277 and $896,587, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For business in China, asset and liability accounts at December 31, 2021 and 2020 were translated at 6.3588 RMB to $1 USD and 6.5277 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the years ended December 31, 2021 and 2020 were 6.4499 RMB and 6.9001 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at December 31, 2021 and 2020 was translated at 1.3493 SGD to $1 USD and 1.3217 SGD to $1 USD respectively. The average translation rates applied to the statements of income for the years ended December 31, 2021 and 2020 was 1.3435 SGD to $1 USD and 1.3792 SGD to $1 USD respectively.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2021 and 2020.

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

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

The following table summarizes the carrying values of the Company’s financial instruments:

	December 31, 2021	December 31, 2020
Current portion of long-term loan	$1,174,756	$4,571,452
Long-term loan	283,860	1,425,475
	$1,458,616	$5,996,927

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2021	December 31, 2020

Accounts receivable	$12,710,362	$14,763,516
Less: Allowance for doubtful accounts	(1,276,858)	(1,307,965)
Total, net	$11,433,504	$13,455,551

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $1,276,858 and $1,307,965 for the years ended December 31, 2021 and 2020.

The novel coronavirus epidemic that began in the PRC at the beginning of 2020 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of December 31, 2021. As of the date of this report, a majority of the Company’s customers have resumed normal operations.

As of the filing date, a balance of $3,585,710 account receivable out of the total balance as of December 31, 2021 has been collected

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31, 2021	December 31, 2020
Raw materials	$51,292	$48,524
Finished goods	82,621	111,547
Impairment	-	(12,800)
Total, net	$133,913	$147,271

NOTE 5 – PREPAYMENT

The prepayment balance of $6,805,039 as of December 31, 2021 represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2021 and 2020 consisted of:

	December 31,	December 31,
	2021	2020
Building	$3,037,848	$2,949,493
Operating equipment	2,981,424	2,758,704
Vehicle	89,134	86,828
Office equipment	100,851	26,783
Apple Orchard	1,110,067	1,041,377
Construction in progress	3,125,180	1,829,057
	10,444,504	8,692,242
Less: Accumulated depreciation	(3,250,242)	(2,425,499)
	$7,194,262	$6,266,743

For the years ended December 31, 2021 and 2020, depreciation expense amounted to $510,498 and $785,893, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $3,125,180 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total balance of $1,284,319 as of December 31, 2021 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,448,783 and the accumulated amortization is $164,464.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	December 31,	December 31,
Deferred tax assets, non-current	2021	2020
Deficit carried-forward	$87,438	$20,600
Allowance	175,360	434,248
Deferred tax assets	262,798	454,848
Less: valuation allowance	-	-
Deferred tax assets, non-current	$262,798	$454,848

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS

As of December 31, 2020, current portion of long-term loans refers to $4,571,452 due to Agricultural Bank of China (“ABC”), which is collateralized with land use rights and guaranteed by Mr. Lirong Wang, the CEO and fully settled as of December 31, 2021.

The Company has been in “default” with the loan payable to ABC. The bank has taken legal action against the Company and on April 26, 2020, the bank has been awarded a judgment by the PRC courts for $5,609,770 (RMB 36,683,409). This amount has been settled in April 2021 upon completion of the auction sale of the collateralized land use right and related building in Shanghai city.

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

Zongbao repaid the loan as scheduled through September 30, 2017 (total RMB 10 Million). However, a local government policy was later implemented in the Industrial Park where the Company’s then newly-built facility is located. Because the Industrial Park shifted its focus to concentrate on businesses relating to food production, machinery and renewable energy, Company’s organic fertilizer business was not permitted. It is very common for China and large cities such as Shanghai to implement such sudden policy change to promote the development of industrial park characteristics. Because of this regulatory change and Company’s inability to satisfy the use of proceeds based on the new policy, Agricultural Bank of China initiated on the “default” of the Loan Agreement and commenced legal action against Zongbao and its guarantors on January 18, 2018 to demand early repayment of the remaining RMB 35 Million. In addition, as a condition of the loan, if the borrower fails to repay the principal of the loan within the time limit specified in the contract, the interest on the overdue loan will rise by 50%. If the borrower’s default causes the creditor to resort to litigation and other methods to realize the creditor’s rights, the lender’s attorney fees, travel expenses, and other enforcement fees shall be borne by the borrower.

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

As of December 31, 2021, the amount of $283,860 represents the long-term loan owed to Ms. Hui Song. The amount owed to Ms. Hui Song is non-interest bearing, unsecured, and is expected to be due more than one year afterward.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS (CONTINUED)

Long-term loan and current portion of long-term loan consisted of the following:

	December 31,	December 31,
	2021	2020
Loan payable to Agricultural Bank of China, annual interest rate ranges from 6% to 7.2%	$-	$4,571,452
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by July 18, 2022.	1,174,756	1,144,363
Long-term loans due to individuals and entities without interest	283,860	281,112
	1,458,616	5,996,927
Current portion of long-term loans payable	1,174,756	4,571,452
Total, net	$283,860	$1,425,475

As of December 31, 2021, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$1,174,756
Year 2	283,860
Total	$1,458,616

The Company recognized interest expenses of $164,450 and $700,030 for the years ended December 31, 2021 and 2020, respectively.

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS EQUITY (CONTINUED)

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance of $716,721 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company.

For the year ended December 31, 2021, the Company borrowed $4,909,854 from Mr. Lirong Wang, and repaid $3,037,704.

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

	December 31,	December 31,
	2021	2020	Relationship
Ms. Xueying Sheng	103,390	97,587	Controller/Accounting Manager of the Company
Mr. Guohua Lin	58,039	55,783	Senior management / One of the Company’s shareholders
Total	161,429	153,370

For the year ended December 31, 2021, the Company borrowed $11,663 from Mr. Guohua Lin, and repaid $9,406. For the year ended December 31, 2020, the Company borrowed $53,694 from Mr. Guohua Lin, and repaid $29,581.

For the year ended December 31, 2021, the Company borrowed $18,605 from Ms. Xueying Sheng and repaid $12,803. For the year ended December 31, 2020, the Company borrowed $71,158 from Ms. Xueying Sheng and repaid $89,524.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
	2021		2020
Customer	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	3,521,542	36%	2,597,402	36%
Guangzhou Xianshangge Trading Co., Ltd	3,414,994	35%	3,011,449	42%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
	2021		2020
Suppliers	Amount	%	Amount	%
A	977,168	19%	N/A	N/A
B	913,496	18%	2,618,036	35%
C	837,216	16%	N/A	N/A
D	623,261	12%	725,566	10%
E	621,401	12%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2021 and 2020, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2021		2020
United States	$-	-%	$-	-%
China	31,787	84%	340,381	98%
Singapore	6,226	16%	8,453	2%
Total cash and cash equivalents	$38,013	100%	$348,834	100%

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

United States

Muliang Viagoo is established in the State of Nevada in the United States and is subject to Nevada State and US Federal tax laws. Muliang Viagoo has approximately $948,348 of unused net operating losses (“NOLs”) available for carrying forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the years ended December 31, 2021 and 2020, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

The reconciliation of effective income tax rate as follows:

	For the Years Ended
	December 31,	December 31,
	2021	2020
US Statutory income tax rate	21.00%	21.00%
PRC income tax adjustment	4.00%	4.00%
Valuation allowance	(28.03)%	(73.38)%
Effect of expenses not deductible for tax purpose	0.00%	0.00%
Effect of income tax exemptions and reliefs	0.00%	0.00%
Others	(5.40)%	(19.14)%
Total	(8.43)%	(67.53)%

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2021	2020
Current	$22,931	$34,253
Deferred	192,050	(429,232)
Total	$214,981	$(394,979)

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of December 31, 2021 and 2020.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to December 31, 2021 but prior to March 31, 2022, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2021. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2021.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2021.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Lirong Wang	49	Chief Executive Officer and Chairman of the Board
Shaw Cheng “David” Chong	60	Chief Financial Officer
Nunissait Tjandra	60	Director
Scott Silverman*(1)(2)(3)	55	Independent Director Nominee; Chair of Audit Committee
Vick Bathija*(1)(2)(3)	36	Independent Director Nominee; Chair of Compensation Committee
Guofu Zhang*(1)(2)(3)	42	Independent Director Nominee; Chair of Nomination Committee

*	The individual consents to be in such position upon Company’s listing on the Nasdaq Stock Market.

(1)	Member nominees of the Audit Committee
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

Compensation Committee. Our Compensation Committee will consist of Vick Bathija, Scott Silverman and Guofu Zhang. Mr. Zhang will be the chairman of our compensation committee. The compensation committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee will be responsible for, among other things:

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

Nomination Committee. Our Nomination Committee will consist of Vick Bathija, Scott Silverman and Guofu Zhang. Mr. Silverman will be the chairman of our nomination committee. The nomination committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee will be responsible for, among other things:

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

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2021 and 2020.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Lirong Wang	2021	18,605	0	0	0	18,605
Chief Executive Officer and Chairman of the Board	2020	17,266	0	0	0	17,266

Shaw Cheng “David” Chong*	2021	0	0	-	0	-
Chief Financial Officer	2020	0	0	140,000	0	140,000

Nunissait Tjandra*	2021	48,547	0	0	0	48,547
Director	2020	48,547	0	0	0	48,547

Vick Bathija*	2021	0	0	0	0	0
Independent Director Nominee	2020	0	0	0	0	0

Scott Silverman*	2021	0	0	0	0	0
Independent Director Nominee	2020	0	0	0	0	0

Guofu Zhang*	2021	0	0	0	0	0
Independent Director Nominee	2020	0	0	0	0	0

*	Appointed during fiscal year 2020.

Compensation of Directors

We have entered into director offer letters with each of our independent director nominees. Upon Company’s listing on the Nasdaq Stock Market, we plan to pay our independent director nominee Vick Bathija with an annual cash compensation of $40,000, our independent director nominee Scott Silverman with an annual cash compensation of $30,000 and our independent director nominee Guofu Zhang with an annual cash compensation of $20,000. In addition, for each year of service upon our listing on Nasdaq Capital Market, we will issue to Mr. Bathija, Mr. Silverman and Mr. Zhang stock option for up to 40,000, 30,000 and 20,000 shares, respectively, exercisable at an exercise price of $4.00 for three years from the date of issuance. We will also reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity. For the years ended December 31, 2021 and 2020, we did not have any non-employee directors.

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

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2021 and 2020.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2021 and 2020 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2021 and 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2021 and 2020 under any long-term incentive plan.

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

Name of Beneficial Owners	# of Common Stock	%(1)	# of Preferred Stock (2)%		% of Total Voting Power
Lirong Wang	11,612,911	30.16%	19,000,000	100%	88.23%
Shaw Cheng “David” Chong	173,698	*	0	0	*
Nunissait Tjandra	310,831	*	0	0	*
All officers and directors as a group (1 person)	12,097,440	31.42%	19,000,000	100%	88.44%
Other 5% shareholders:
Huinuo Wang	2,000,000	5.19%	0	0	*
Yuqing Qian	2,000,000	5.19%	0	0	*

*	less than 1%.

(1)	Applicable percentages are based on 38,502,954, shares outstanding.
(2)	Excluding the 19,000,000 shares of common stock, beneficially owned by Lirong Wang, being exchanging into 19,000,000 shares of Series A Preferred Stock.
(3)	Each share of Series A Preferred Stock is entitled to voting power equal to ten shares of common stock.
(4)	The individual is an independent director nominee and consents to be an independent director upon the Company’s listing on the Nasdaq Capital Market.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

*Due from related parties

The due from related parties balance of $716,721 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company.

For the year ended December 31, 2021, the Company borrowed $4,909,854 from Mr. Lirong Wang, and repaid $3,037,704.

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

	December 31,	December 31,
	2021	2020	Relationship
Ms. Xueying Sheng	103,390	97,587	Controller/Accounting Manager of the Company
Mr. Guohua Lin	58,039	55,783	Senior management / One of the Company’s shareholders
Total	161,429	153,370

For the year ended December 31, 2021, the Company borrowed $11,663 from Mr. Guohua Lin, and repaid $9,406.  For the year ended December 31, 2020, the Company borrowed $53,694 from Mr. Guohua Lin, and repaid $29,581.

For the year ended December 31, 2021, the Company borrowed $18,605 from Ms. Xueying Sheng and repaid $12,803. For the year ended December 31, 2020, the Company borrowed $71,158 from Ms. Xueying Sheng and repaid $89,524.

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

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $121,000 and $100,000 for the fiscal year ended December 31, 2021 and 2020, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2021 and 2020.

Tax Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company understood fees related to services rendered by our financial consultant for the fiscal years ended December 31, 2021 and 2020.

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

The audited balance sheets of the Company as of December 31, 2021, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1(1)	Certificate of Incorporation
3.2(3)	Certificate of Amendment filed with the Secretary of the State of Nevada on April 5, 2019
3.3(3)	Certificate of Change filed with the Secretary of the State of Nevada on April 16, 2019
3.3(4)	Certificate of Designation filed with the Secretary of the State of Nevada on October 30, 2019
3.4(2)	Bylaws
3.5(7)	Certificate of Amendment filed with the Secretary of the State of Nevada on June 26, 2020
10.1(4)	Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated on October 10, 2019.
10.2(4)	Amended and Restated Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated November 11, 2019
10.3(5)	Director Offer Letter between the Company and Vick Bathija dated March 19, 2020
10.4(5)	Director Offer Letter between the Company and Scott Silverman dated March 19, 2020
10.5(5)	Director Offer Letter between the Company and Guofu Zhang dated March 19, 2020
10.6(6)	Share Exchange Agreement between the Company and Viagoo Pte Ltd. dated June 19, 2020
10.7(6)	Earnout Agreement among the Company, Viagoo Pte Ltd. and Shareholders of Viagoo Pte Ltd. dated June 19, 2020
10.8(6)	Employment Agreement between the Company and David Chong Shaw Cheng dated June 19, 2020
14.1(5)	Code of Conduct and Ethics
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(5)	Audit Committee Charter
99.2(5)	Compensation Committee Charter
99.3(5)	Nomination Committee Charter
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on January 5, 2015.
(2)	Incorporated by reference to the Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on March 19, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2019.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 27, 2020.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2020.
(7)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2020.

*	Filed herewith.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

	Title	Date

/s/ Lirong Wang	Chairman of the Board & Chief Executive Officer	March 31, 2022
Lirong Wang	(Principal Executive Officer)

/s/ Shaw Cheng “David” Chong	Chief Financial Officer	March 31, 2022
Shaw Cheng “David” Chong	(Principal Accounting Officer)

/s/ Nunissait Tjandra	Director	March 31, 2022
Nunissait Tjandra