Form 10-Q
period 2022-03-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2022-05-16
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 16, 2022, the registrant had 38,502,954 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31 2021

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$35,688	$38,013
Accounts receivable, net	9,343,791	11,433,504
Due from related party	792,708	716,721
Inventories	208,351	133,913
Prepayment	8,499,244	6,805,039
Other receivables, net	65,133	46,640
Total Current Assets	18,944,915	19,173,830

Long term investment	21,265	21,273
Property, plant and equipment, net	7,077,481	7,194,262
Right of use assets	1,279,404	1,284,319
Operating lease right of use asset, net	196,482	224,463
Intangible assets, net	12,788	12,831
Goodwill	692,852	695,175
Other assets and deposits	31,520	31,496
Deferred tax asset	263,501	262,798

Total Assets	$28,520,208	$28,900,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,170,803	$1,174,756
Accounts payable and accrued payables	7,829,900	8,291,572
Advances from customers	501,827	501,720
Operating lease liabilities - current	54,874	67,484
Income tax payable	544,931	543,477
Other payables	2,674,289	3,029,672
Due to related party	160,659	161,429
Total Current Liabilities	12,937,283	13,770,110

Long-term loans	18,134	283,860
Operating lease liabilities - noncurrent	134,687	138,620
Deferred tax liabilities	-	-
Total Liabilities	13,090,104	14,192,590

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,502,954 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	3,850	3,850
Additional paid in capital	19,933,793	19,933,793
Accumulated deficit	(6,518,466)	(6,876,227)
Accumulated other comprehensive loss	1,863,829	1,500,727
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology Inc. and Subsidiaries	15,284,906	14,564,043
Noncontrolling interest	145,198	143,814
Total Stockholders’ Equity (Deficit)	15,430,104	14,707,857
Total Liabilities and Stockholders’ Equity	$28,520,208	$28,900,447

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	For Three Months Ended March 31,
	2022	2021

Revenues	$2,300,075	$1,569,087
Cost of goods sold	1,190,272	900,841
Gross profit (loss)	1,109,803	668,246
	48.25%	42.59%
Operating expenses:
General and administrative expenses	689,571	328,692
Selling expenses	37,608	71,520
Total operating expenses	727,179	400,212

Income (Loss) from operations	382,624	268,034

Other income (expense):
Interest expense	(43,267)	(16,838)
Other income (expense), net	23,758	9,308
Total other income (expense)	(19,509)	(7,530)

Income (Loss) before income taxes	363,115	260,504

Income taxes	5,466	-

Net income	357,649	260,504

Net income (loss) attributable to noncontrolling interest	(112)	369
Net income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	357,761	260,135

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	363,102	(47,810)

Total Comprehensive loss	720,751	212,694
Total comprehensive (income) loss attributable to noncontrolliing interests	1,384	(672)
Total comprehensive (income) loss attributable to Muliang Viagoo Technology Inc. common stockholders	$719,367	$213,366

Earnings per common share
Basic and diluted	0.01	0.01

Weighted average common shares outstanding
Basic	38,502,954	38,502,954
Diluted	38,502,954	38,502,954

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance, December 31, 2020	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(8,596,332)	1,128,351	129,841	12,601,403
Net income						260,135		369	260,504
Foreign currency translation adjustment							(46,769)	(1,041)	(47,810)
Balance, March 31, 2021	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(8,336,197)	1,081,582	129,169	12,814,097
Net income						1,459,970		10,703	1,470,673
Foreign currency translation adjustment							419,145	3,942	423,087
Balance, December 31, 2021	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(6,876,227)	1,500,727	143,814	14,707,857
Net income						357,761		(112)	357,649
Foreign currency translation adjustment							363,102	1,496	364,598
Balance, March 31, 2022	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(6,518,466)	1,863,829	145,198	15,430,104

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$357,649	$260,504
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	164,556	132,737
Bad debt expense(reverse)	358,551	-
Amortization of right of use assets	8,347	-
Deferred income tax assets	-	(161,964)
Employment cost settled by issuing common stock	-
Changes in assets and liabilities:
Accounts receivable	1,770,405	4,404,317
Inventories	(74,037)	(18,521)
Prepayment	(1,675,200)	187,446
Other receivables	(18,349)	2,669
Accounts payable and accrued payables	(483,260)	(4,290,253)
Advances from customers	(686)	33,531
Lease liability	(17,086)	-
Other payables	(362,096)	354,191
Net cash provided by operating activities	28,794	904,657

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in construction in progress	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	8,213	16,547
Repayment of short-term loans	(273,426)	(36,426)
Net cash used in financing activities	(265,213)	(19,879)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	234,094	(25,158)

NET INCREASE (DECREASE) IN CASH	(2,325)	859,620
CASH, BEGINNING OF PERIOD	38,013	348,834
CASH, END OF PERIOD	$35,688	$1,208,454
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$43,267	$152,236
Cash paid for income tax	$-	$-

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

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Muliang Industry, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd. and its consolidated subsidiaries became entities controlled by Muliang Viagoo, whereby Muliang Viagoo would derive all substantial economic benefits generated by Muliang Industry and its subsidiaries.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had a net income of $357,649 and $260,504 for the three months ended March 31, 2022, and 2021, respectively. Our cash balances as of March 31, 2022, and December 31, 2021, were $35,688 and $38,013, respectively. We had current liabilities of $12,937,283 and $13,770,110 on March 31, 2022, and December 31, 2021, which would be due within the next 12 months. In addition, we had a net current assets (working capital) of $6,007,632 and $5,403,720 at March 31, 2022 and December 31, 2021, respectively.

According to the normal operation, the company does not have problems with business sustainability. But the new covid-19 pandemic from the beginning of 2020 greatly impacts the company’s operation. In 2021, the company’s sales had declined, and the recovery of accounts receivable was slow. As a result, the Company has taken the following measures :(1) while actively opening up new markets and new customers, the Company have increased the collection of accounts receivable and strive to control the turnover days of accounts receivable to be within 90 days at the end of 2022;(2) In 2021, the company has completed the disposal of Shanghai industrial land transfer transaction and paid off all loans.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2021.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIEs, including the VIEs’ subsidiaries, for which Muliang Viagoo is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries, the VIEs and the VIEs’ subsidiaries have been eliminated upon consolidation.

As PRC laws and regulations welcome to invest in organic fertilizer industry businesses, Muliang Viagoo operates its fertilizer business in the PRC through Muliang Industry and its subsidiaries, which are collectively referred as the “WFOEs”.

By entering into a series of agreements (the “VIE Agreements”), Muliang Viagoo, through WFOEs, obtained control over Muliang Industry and its subsidiaries (collectively referred as “VIEs”). The VIE Agreements enable Muliang Viagoo to (1) have power to direct the activities that most significantly affect the economic performance of the VIEs, and (2) receive the economic benefits of the VIEs that could be significant to the VIEs. Accordingly, Muliang Viagoo is considered the primary beneficiary of the VIEs and has consolidated the VIEs’ financial results of operations, assets and liabilities in Muliang Viagoo’s consolidated financial statements. In making the conclusion that Muliang Viagoo is the primary beneficiary of the VIEs, Muliang Viagoo’s rights under the Power of Attorney also provide Muliang Viagoo’s abilities to direct the activities that most significantly impact the VIEs’ economic performance. Muliang Viagoo also believes that this ability to exercise control ensures that the VIEs will continue to execute and renew the Master Exclusive Service Agreement and pay service fees to Muliang Viagoo. By charging service fees to be determined and adjusted at the sole discretion of Muliang Viagoo, and by ensuring that the Master Exclusive Service Agreement is executed and remains effective, Muliang Viagoo has the rights to receive substantially all of the economic benefits from the VIEs.

Details of the VIE financials, are set forth below:

	As of March 31, 2022	As of December 31, 2021

Current assets	$18,739,702	$18,972,383
Non-current assets	8,846,612	8,995,363
Total Assets	27,586,314	27,967,746
Current liabilities	12,230,072	12,794,076
Non-current liabilities	152,821	422,480
Total liabilities	12,382,893	13,216,556
Total shareholders’ equity (deficit)	$15,203,421	$14,751,190

	For three months ended March 31,
	2022	2021
Net income	$412,526	$359,484
Net cash provided by (used in) operating activities	261,920	1,007,986
Net cash provided by (used in) investment activities	-	-
Net cash provided by (used in) financing activities	$(265,213)	$14,251

VIE Agreements that were entered to give Muliang Viagoo effective control over the VIEs include:

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

Risks in relation to the VIE structure

Muliang viagoo believes that the contractual arrangements with the VIEs and their current shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit Muliang Viagoo’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

●	Revoke the business and operating licenses of Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Discontinue or restrict the operations of any related-party transactions among Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Impose fines or other requirements on Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Require Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities to revise the relevant ownership structure or restructure operations; and/or;

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

●	Restrict or prohibit Muliang Viagoo’s use of the proceeds of the additional public offering to finance Muliang Viagoo’s business and operations in China;

●	Shut down Muliang Viagoo’s servers or blocking Muliang Viagoo’s online platform;

●	Discontinue or place restrictions or onerous conditions on Muliang Viagoo’s operations; and/or

●	Require Muliang Viagoo to undergo a costly and disruptive restructuring.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2022, and 2021.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore Dollar (“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the three months ended March 31, 2022, and 2021 was a gain of $363,102 and a loss of $47,810, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For business in China, asset and liability accounts at March 31, 2022, and December 31, 2021, were translated at 6.3418 RMB to $1 USD and 6.3588 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the three months ended March 31, 2022, and 2021 were 6.3454 RMB and 6.5335 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at March 31, 2022, and December 31, 2021, were translated at 1.3538 SGD to $1 USD and 1.3493 SGD to $1 USD, respectively. The average translation rate applied to the statements of income for the three months ended March 31, 2021, was 1.3521 SGD to $1 USD.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share give effect to all dilutive potential of shares of common stock outstanding during the period, including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities on March 31, 2022, and December 31, 2021, and for the three months ended March 31, 2022, and 2021.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	March 31,	December 31,
	2022	2021
Current portion of long-term debt	$1,170,803	$1,174,756
Long-term loan	18,134	283,860
Total	$1,188,937	$1,458,616

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

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC-280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in two business segments, of which are geographically located in China and one in Singapore respectively.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2022	2021
Accounts receivable	$10,673,848	$12,710,362
Less: Allowance for doubtful accounts	(1,330,057)	(1,276,858)
Total, net	$9,343,791	$11,433,504

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize bad debt allowance for the three months ended March 31, 2022, and 2021. The allowance balance as of March 31, 2022 was carried forward from the prior period.

The novel coronavirus epidemic that began in the PRC at the beginning of 2020 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of March 31, 2022. As of the date of this report, a majority of the Company’s customers have resumed normal operations.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$73,868	$51,292
Finished goods	134,483	82,621
Less: Provision for impairment	-	-
Total, net	$208,351	$133,913

The Company did not recognize a loss from inventory impairment for the three months ended March 31, 2022, and 2021.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENT

The prepayment balance of $8,499,244 and $6,805,039 as of March 31, 2022 and December 31, 2021 respectively, represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2022 and December 31, 2021 consisted of:

	March 31,	December 31,
	2022	2021
Building	$3,045,976	$3,037,848
Operating equipment	2,989,606	2,981,424
Vehicle	89,372	89,134
Office equipment	100,912	100,851
Apple Orchard	1,113,038	1,110,067
Construction in progress	3,133,542	3,125,180
	10,472,446	10,444,504
Less: Accumulated depreciation	(3,394,965)	(3,250,242)
	$7,077,481	$7,194,262

For the three months ended March 31, 2022 and 2021, depreciation expense amounted to $135,811 and $105,258, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $3,133,542 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total balance of $1,279,404 as of March 31, 2022 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,482,846 and the accumulated amortization is $203,442.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	March 31,	December 31,
	2022	2021
Deferred tax assets, non-current
Deficit carried-forward	$87,441,	$87,438
Allowance	176,060	175,360
Deferred tax assets	263,501	262,798
Less: valuation allowance	-	-
Deferred tax assets, non-current	$263,501	$262,798

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 9 – LOANS PAYABLE

Long-term loan and current portion of long-term loan consisted of the following:

	March 31,	December 31,
	2022	2021
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by July 18, 2022.	$1,170,803	$1,174,756
Long-term loans due to individuals and entities without interest	18,134	283,860
	1,188,937	1,458,616
Current portion of long-term loans payable	1,170,803	1,174,756
Total, net	$18,134	$283,860

As of March 31, 2022, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$1,170,803
1-2 years	18,134
3 years	-
Total	$1,188,937

The Company recognized interest expenses of $43,267 and $16,838 for the three months ended March 31, 2022 and 2021, respectively.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance of $792,708 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company.

For the three months ended March 31, 2022, the Company borrowed $175,304 from Mr. Lirong Wang, and repaid $99,317.

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

	March 31,	December 31,
	2022	2021	Relationship
Ms. Xueying Sheng	103,272	103,390	Controller/Accounting Manager of the Company
Mr. Guohua Lin	57,387	58,039	Senior management / One of the Company’s shareholders
Total	160,659	161,429

For the three months ended March 31, 2022, the Company borrowed $2,837 from Mr. Guohua Lin, and repaid $3,489. For the three months ended March 31, 2021, the Company borrowed $3,061 from Mr. Guohua Lin, and repaid $4,863.

For the three months ended March 31, 2022, the Company borrowed $276 from Ms. Xueying Sheng and repaid $394. For the three months ended March 31, 2021, the Company borrowed $3,439 from Ms. Xueying Sheng and repaid $2,088.

MULIANG VIAGOO TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2022, and 2021.

	For the three months ended
	March 31,
Customer	2022		2021
	Amount	%	Amount	%
A	980,222	43%	507,094	36%
B	875,327	38%	602,904	43%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
Suppliers	2022		2021
	Amount	%	Amount	%
A	N/A	N/A	511,150	69%
B	725,439	82%	N/A	N/A
C	122,474	14%	134,063	18%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. As a result, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. On March 31, 2022, and December 31, 2021, the Company’s cash balances by geographic area were as follows:

	March 31, 2022		December 31, 2021
China	$2,947	11%	$31,787	84%
Singapore	32,741	89%	6,226	16%
Total cash and cash equivalents	$35,688	100%	$38,013	100%

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

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
US Statutory income tax rate	21%	21%
Valuation allowance	(21)%	(21)%
Total	-	-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Accordingly, the management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of March 31, 2022, and December 31, 2021.

The provision for income taxes consists of the following:

	For the Three Months Ended March 31,
	2022	2021
Current	$5,466	$-
Deferred	-	-
Total	$5,466	$-

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Fertilizer sales	$1,545,208	$1,384,814	$871,690	$803,229
Logistic	754,867	184,154	318,582	97,523
Others	-	119	-	89
Total	$2,300,075	$1,569,087	$1,190,272	$900,841

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2022 but prior to May 16, 2022, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Business Overview

We are a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations through our subsidiaries established in the People’s Republic of China, or “PRC” or “China,” and the variable interest entity, or “VIE.” We control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Because of our corporate structure, we are subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to a limitation on foreign ownership of internet technology companies and regulatory review of overseas listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard. In addition, the VIE Agreements may not be effective in providing control over VIE. If we fail to comply with their rules and regulations, we may also be subject to sanctions imposed by PRC regulatory agencies, including the Chinese Securities Regulatory Commission.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 67.2% and 88.3% of our total revenue for the three months ended March 31, 2022, and 2021, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC, to produce our organic fertilizers, which have been in operation since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

With the focus on producing organic fertilizers, we also sell agriculture food products, including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the three months ended March 31, 2022, and 2021. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we plan to engage in the processing and distribution of black goat products, with business commencing at the end of 2022. We are currently constructing a deep-processing slaughterhouse and processing plant that is expected to slaughter 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products include goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half-goat, lamb viscera, etc. We expect to start generating revenue from the black goat products at the end of 2022.

We have sold our industrial land and buildings in Shanghai through an administratively organized private sale before the end of the fiscal year ended December 31, 2021. We have cleared all liens and legal claims attached to our subsidiary Zongbao and improved our cash position through the sale. We have completed the sale in April 2021.

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

Enterprise Systems – This is a project-based system integration. The enterprise system is charged based on project price and annual maintenance service fees. As Viagoo’s smart logistics platform gains acceptance in local markets, we expect business opportunities to arise for us to custom-build enterprise solutions in the healthcare and logistics sectors. For example, Parkway Pantai Singapore uses us to custom build the online logistic job assignment and track lab sample collection/delivery between clinics/hospitals and labs. This is to facilitate efficient deployment of the delivery resources and to ensure compliance is achieved in a tightly controlled fashion.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and consolidated VIE, including the VIE’ subsidiaries, for which Muliang Viagoo is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries, the VIE and the VIE’ subsidiaries have been eliminated upon consolidation.

As PRC laws and regulations welcome to invest in organic fertilizer industry businesses, Muliang Viagoo operates its fertilizer business in the PRC through Muliang Industry and its subsidiaries, which are collectively referred as the “WFOEs”.

By entering into a series of agreements (the “VIE Agreements”), Muliang Viagoo, through WFOEs, obtained control over Muliang Industry and its subsidiaries (collectively referred as “VIE”). The VIE Agreements enable Muliang Viagoo to (1) have power to direct the activities that most significantly affect the economic performance of the VIE, and (2) receive the economic benefits of the VIE that could be significant to the VIE. Accordingly, Muliang Viagoo is considered the primary beneficiary of the VIE and has consolidated the VIE’ financial results of operations, assets and liabilities in Muliang Viagoo’s consolidated financial statements. In making the conclusion that Muliang Viagoo is the primary beneficiary of the VIE, Muliang Viagoo’s rights under the Power of Attorney also provide Muliang Viagoo’s abilities to direct the activities that most significantly impact the VIE’ economic performance. Muliang Viagoo also believes that this ability to exercise control ensures that the VIE will continue to execute and renew the Master Exclusive Service Agreement and pay service fees to Muliang Viagoo. By charging service fees to be determined and adjusted at the sole discretion of Muliang Viagoo, and by ensuring that the Master Exclusive Service Agreement is executed and remains effective, Muliang Viagoo has the rights to receive substantially all of the economic benefits from the VIE.

Details of the VIE financials, are set forth below:

	As of March 31, 2022	As of December 31, 2021

Current assets	$18,739,702	$18,972,383
Non-current assets	8,846,612	8,995,363
Total Assets	27,586,314	27,967,746
Current liabilities	12,230,072	12,794,076
Non-current liabilities	152,821	422,480
Total liabilities	12,382,893	13,216,556
Total shareholders’ equity (deficit)	$15,203,421	$14,751,190

	For three months ended March 31,
	2022	2021
Net income	$412,526	$359,484
Net cash provided by (used in) operating activities	261,920	1,007,986
Net cash provided by (used in) investment activities	-	-
Net cash provided by (used in) financing activities	$(265,213)	$14,251

VIE Agreements that were entered to give Muliang Viagoo effective control over the VIE include:

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

Risks in relation to the VIE structure

Muliang Viagoo believes that the contractual arrangements with the VIE and their current shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit Muliang Viagoo’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

●	Revoke the business and operating licenses of Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Discontinue or restrict the operations of any related-party transactions among Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Impose fines or other requirements on Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities;

●	Require Muliang Viagoo’s PRC subsidiaries or consolidated affiliated entities to revise the relevant ownership structure or restructure operations; and/or;

●	Restrict or prohibit Muliang Viagoo’s use of the proceeds of the additional public offering to finance Muliang Viagoo’s business and operations in China;

●	Shut down Muliang Viagoo’s servers or blocking Muliang Viagoo’s online platform;

●	Discontinue or place restrictions or onerous conditions on Muliang Viagoo’s operations; and/or

●	Require Muliang Viagoo to undergo a costly and disruptive restructuring.

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

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments — Credit Losses (Topic 326) and Leases (topic 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (topic 842)”. This ASU provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

The Company believes that no other accounting standards were recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 67.2% of our total revenue for the three months ended March 31, 2022.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2020. However, the COVID-19 was under control for the three months ended March 31, 2022 in China. And we are growing our revenue steadily currently and will keep growing through 2022.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Fluctuation
	$	$	$	%
Revenues-fertilizer	1,545,208	1,384,814	160,394	11.6%
Reveues-logistic	754,867	184,154	570,713	309.9%
Reveues-others	-	119	(119)	-100.0%
Subtoal of revenue	2,300,075	1,569,087	730,988	46.6%
Cost-fertilizer	871,690	803,229	68,461	8.5%
Cost- logistic	318,582	97,523	221,059	226.7%
Cost- others	-	89	(89)	-100.0%
Subtotal of cost	1,190,272	900,841	289,431	32.1%
Gross profit	1,109,803	668,246	441,557	66.1%
Gross margin	48.25%	42.59%
Operating expenses:
General and administrative expenses	689,571	328,692	360,879	109.8%
Selling expenses	37,608	71,520	(33,912)	-47.4%
Total operating expenses	727,179	400,212	326,967	81.7%
Income(loss) from operations	382,624	268,034	114,590	42.8%
Other income (expense):
Interest expense	(43,267)	(16,838)	(26,429)	157.0%
Other income (expense), net	23,758	9,308	14,450	155.2%
Total other income (expense)	(19,509)	(7,530)	(11,979)	159.1%
Income before income taxes	363,115	260,504	102,611	39.4%
Income taxes	5,466	-	5,466	N/A
Net income (loss)	357,649	260,504	97,145	37.3%

Revenue

Total revenue for fertilizer increased from $1,384,814 for the three months ended March 31, 2021, to $1,545,208 for the three months ended March 31, 2021, which represented an increase of $160,394, or approximately 11.6%. The increase in revenue was mainly due to the restoring confidence in the future economic growth for most of our customers. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Our revenue for logistic also increased from $184,154 for the three months ended March 31, 2021, to $754,867 for the three months ended March 31, 2021, which represented an increase of $570,713, or approximately 309.9%.

Cost of sales

Cost of sales for fertilizer increased from $803,229 for the three months ended March 31, 2021, to $871,690 for the three months ended March 31, 2022, which represented an increase of approximately $68,461, or 8.5%. The increase in the cost of revenue for fertilizer was in line with the increase in revenue.

Cost of sales for logistic increased from $97,523 for the three months ended March 31, 2021, to $318,582 for the three months ended March 31, 2022, which represented an increase of approximately $221,059, or 226.7%. The increase in the cost of revenue for logistic was in line with the increase in revenue.

Gross profit

The gross profit for fertilizer increased from $581,585 for the three months ended March 31, 2021, to a gross profit of $673,518 for the three months ended March 31, 2022. And the gross margin for fertilizer slightly increased from 42.0% for the three months ended March 31, 2021, to 43.6% for the three months ended March 31, 2022.

The gross profit for logistic significantly increased from $86,631 for the three months ended March 31, 2021, to a gross profit of $436,285 for the three months ended March 31, 2022. And the gross margin for logistic increased from 47.0% for the three months ended March 31, 2021, to 57.8% for the three months ended March 31, 2022

Expenses

We incurred $37,608 in selling expenses for the three months ended March 31, 2022, compared to $71,520 for the three months ended March 31, 2021. We incurred $689,571 in general and administrative expenses for the three months ended March 31, 2022, compared to $328,692 for the three months ended March 31, 2021. Total selling, general and administrative expenses increased by $326,967, or 81.7% for the three months ended March 31, 2022, as compared to the same period in 2021. Our selling expenses decreased by $33,912, and our general and administrative expenses increased by $360,879. We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Interest income (expense)

We incurred $43,267 in interest expense during the three months ended March 31, 2022, compared with interest expense of $16,838 for the three months ended March 31, 2021.

Net income

Our net income was $357,649 for the three months ended March 31, 2022, compared with a net income of $260,504 for the three months ended March 31, 2021, representing an increase of $97,145.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At March 31, 2022 and December 31, 2021 our net current assets (working capital) were $6,007,632 and $5,403,720, respectively.

We have financed our operations over the three months ended March 31, 2022 and 2021 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in) operating activities	$28,794	$904,657
Net cash provided by (used in) investing activities	-	-
Net cash used in financing activities	(265,213)	(19,879)
Exchange rate effect on cash	234,094	(25,158)
Net cash inflow (outflow)	$(2,325)	$859,620

Cash Provided by Operating Activities

Net cash provided by operating activities was $28,794 for the three months ended March 31, 2022. The net cash inflow consisted primarily of net income of $357,649, depreciation and amortization of $164,556, a decrease of $1,770,405 in account receivable, a bad debt provision of $358,551, which were offset by an increase of $1,675,200 in prepayment, a decrease of $483,260 in accounts payable and accrued payables, and a decrease of $362,096 in other payable.

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

Cash Used in Financing Activities

Net cash used in financing activities was $265,213 for the three months ended March 31, 2022. During the period, cash used in financing activities mainly consisted of the repayment to related parties of $273,426 and offset by proceeds from short-term loan of $ 8,213.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2022 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of March 31, 2022
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$1,188,937	$1,170,803	$18,134,	$-	$-
Others	-	-	-	-	-
	$1,188,937	$1,170,803	$18,134	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of March 31, 2022.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended March 31, 2022, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022 that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: May 16, 2022	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)