Form 10-Q
period 2022-06-30
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2022-08-17
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2022, the registrant had 38,502,954 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31 2021

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$60,795	$38,013
Accounts receivable, net	10,021,195	11,433,504
Due from related party	788,981	716,721
Inventories	1,979,184	133,913
Prepayment	7,943,133	6,805,039
Other receivables, net	40,359	46,640
Total Current Assets	20,833,647	19,173,830

Long term investment	22,812	21,273
Property, plant and equipment, net	6,573,581	7,194,262
Right of use assets	1,203,750	1,284,319
Operating lease right of use asset, net	172,446	224,463
Intangible assets, net	10,974	12,831
Goodwill	674,309	695,175
Other assets and deposits	20,427	31,496
Deferred tax asset	249,549	262,798

Total Assets	$29,761,495	$28,900,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,108,810	$1,174,756
Accounts payable and accrued payables	10,094,306	8,291,572
Advances from customers	281,395	501,720
Operating lease liabilities - current	54,800	67,484
Income tax payable	518,737	543,477
Other payables	2,356,270	3,029,672
Due to related party	144,617	161,429
Total Current Liabilities	14,558,935	13,770,110

Long-term loans	51,011	283,860
Operating lease liabilities - noncurrent	98,671	138,620
Deferred tax liabilities	-	-
Total Liabilities	14,708,617	14,192,590

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,502,954 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	3,850	3,850
Additional paid in capital	19,933,793	19,933,793
Accumulated deficit	(6,117,852)	(6,876,227)
Accumulated other comprehensive loss	1,087,090	1,500,727
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology Inc. and Variable Interest Entities	14,908,781	14,564,043
Noncontrolling interest	144,097	143,814
Total Stockholders’ Equity (Deficit)	15,052,878	14,707,857
Total Liabilities and Stockholders’ Equity	$29,761,495	$28,900,447

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$1,189,426	2,562,552	$3,489,501	4,131,639
Cost of goods sold	609,356	1,507,204	1,939,628	2,408,045
Gross profit (loss)	580,070	1,055,348	1,549,873	1,723,594
	48.77%	41.18%	44.42%	41.72%
Operating expenses:
General and administrative expenses	136,663	380,564	586,234	709,256
Selling expenses	82,989	137,884	120,597	209,404
Total operating expenses	219,652	518,448	706,831	918,660

Income (Loss) from operations	360,418	536,900	843,042	804,934

Other income (expense):
Interest expense	(34,299)	(48,807)	(77,566)	(65,645)
Other income (expense), net	(22,216)	50,432	1,542	59,740
Total other income (expense)	(56,515)	1,625	(76,024)	(5,905)

Income (Loss) before income taxes	303,903	538,525	767,018	799,029

Income taxes	940	-	6,406	-

Net income	302,963	538,525	760,612	799,029

Net income (loss) attributable to noncontrolling interest	2,349	1,531	2,237	1,900
Net income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	300,614	536,994	758,375	797,129

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(774,785)	219,108	(411,683)	171,298

Total Comprehensive loss	(471,823)	757,633	348,928	970,327
Total comprehensive (income) loss attributable to noncontrolliing interests	(1,101)	2,994	283	2,322
Total comprehensive (income) loss attributable to Muliang Viagoo Technology Inc. common stockholders	$(470,722)	754,639	$348,645	968,005

Earnings per common share
Basic and diluted	0.01	0.01	0.02	0.02

Weighted average common shares outstanding
Basic	38,502,954	38,502,954	38,502,954	38,502,954
Diluted	38,502,954	38,502,954	38,502,954	38,502,954

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance, December 31, 2020	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(8,596,332)	1,128,351	129,841	12,601,403
Net income						797,129		1,900	799,029
Foreign currency translation adjustment							170,876	422	171,298
Balance, June 30, 2021	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(7,799,203)	1,299,227	132,163	13,571,730
Net income						922,976		9,172	932,148
Foreign currency translation adjustment							201,500	2,479	203,979
Balance, December 31, 2021	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(6,876,227)	1,500,727	143,814	14,707,857
Net income						758,375		2,237	760,612
Foreign currency translation adjustment							(413,637)	(1,954)	(415,591)
Balance, June 30, 2022	19,000,000	$1,900	38,502,954	$3,850	19,933,793	(6,117,852)	1,087,090	144,097	15,052,878

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$760,612	$799,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	311,998	284,392
Bad debt expense(reverse)	350,169	-
Amortization of right of use assets	41,947	4,416
Deferred income tax assets	-	(163,168)
Employment cost settled by issuing common stock	-
Changes in assets and liabilities:
Accounts receivable	527,517	4,028,765
Inventories	(1,908,767)	(84,568)
Prepayment	(1,525,324)	(3,842,909)
Other receivables	59,069	10,723,849
Accounts payable and accrued payables	2,282,413	(5,540,309)
Advances from customers	(205,385)	382,816
Lease liability	(43,537)	(30,927)
Other payables	(529,642)	(2,942,573)
Net cash provided by operating activities	121,069	3,618,813

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property, plant and equipment, net	(27,857)	-
Net cash used in investing activities	(27,857)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	626	629,490
Repayment of short-term loans	(267,034)	(4,603,617)
Net cash used in financing activities	(266,408)	(3,974,127)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	195,978	62,146

NET INCREASE (DECREASE) IN CASH	22,782	(293,168)
CASH, BEGINNING OF PERIOD	38,013	348,834
CASH, END OF PERIOD	$60,795	$55,666

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$77,566	$961,726
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term investment without paying cash	$-	$10,933
Recognization of operating lease right of use asset	$-	$181,045

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had a net income of $760,612 and $799,029 for the six months ended June 30, 2022, and 2021, respectively. Our cash balances as of June 30, 2022, and December 31, 2021, were $60,795 and $38,013, respectively. We had current liabilities of $14,558,935 and $13,770,110 on June 30, 2022, and December 31, 2021, which would be due within the next 12 months. In addition, we had a net current assets (working capital) of $6,362,711 and $5,403,720 at June 30, 2022 and December 31, 2021, respectively.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

Comparative VIE financials, are set forth below:

	As of June 30, 2022	As of December 31, 2021
Current assets	$20,655,965	$18,972,383
Non-current assets	8,230,436	8,995,363
Total Assets	28,886,401	27,967,746
Current liabilities	13,906,587	12,788,253
Non-current liabilities	8,965,451	422,480
Total liabilities	22,872,038	20,745,846
Total shareholders’ equity (deficit)	$6,014,363	$7,221,900

	For six months ended June 30,
	2022	2021
Net income	$-	$-
Net cash provided by (used in) operating activities	301,982	3,976,411
Net cash provided by (used in) investment activities	(27,857)	-
Net cash provided by (used in) financing activities	$(266,408)	$(3,974,127)

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.are set forth below:

For the six months ended June 30, 2022

	Parent company		WFOE (Shanghai Mufeng) - Note 3	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		-	13,402		47,393	-	60,795	22%
Current assets	-		-	20,655,965		177,682	-	20,833,647	99%
Intercompany receivable from VIE	-	Note 3	8,815,769	-		-	(8,815,769)	-	N/A
Investment in Subsidiaries	2,046,656	Note 1	-	-		-	(2,046,656)	-	N/A
Total Assets	$2,046,656		8,815,769	28,886,401		875,094	(10,862,425)	29,761,495	97%
Current liabilities	11,784		31,081	13,906,587		609,483		14,558,935	96%
Intercompany payable to WFOE	-		-	8,815,769		-	(8,815,769)	-	N/A
Total liabilities	$11,784		31,081	22,872,038		609,483	(8,815,769)	14,708,617	156%
Total shareholders’ equity (deficit)	$2,034,872		8,784,688	6,014,363	Note 2	265,611	(2,046,656)	15,052,878	40%

Revenues	-		-	3,038,749		450,752	-	3,489,501	87%
Gross profit	-		-	1,357,525		192,348	-	1,549,873	88%
Service fee expense from VIE to WFOE	-		-	868,131		-	(868,131)	-	N/A
Total operating expenses	-		-	1,279,937		295,025	(868,131)	706,831	181%
Operating Income	-		868,131	945,719		(102,677)	(868,131)	843,042	112%
Income from VIE	-		868,131	-		-	(868,131)	-	N/A
Income (loss) from equity method investment	970,808		-	-		-	(970,808)	-	N/A
Net income (loss)	$970,808		868,131	-		(107,519)	(970,808)	760,612	0%
Total Comprehensive Income	970,808		868,131	(604,398)		85,195	(970,808)	348,928	-173%

OPERATING ACTIVITIES
Net income	970,808		868,131	-		(107,519)	(970,808)	760,612	0%
Equity in earnings of subsidiaries	(970,808)			-		-	970,808	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(868,131)	868,131		-	-	-	N/A
Net cash provided by (used in) operating activities	$-		-	301,982		(180,913)	-	121,069	249%
Net cash provided by (used in) investment activities	-		-	(27,857)		-	-	(27,857)	100%
Net cash provided by (used in) financing activities	$-		-	(266,408)		-	-	(266,408)	100%

Note 1 The investment refers to the acquisition of 100% shares of Viagoo Pte Ltd, paid in 1,011,000 shares on June 19, 2020, by the Company

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Note 2 The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 3 The intercompany balances of $8,815,769 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE.  The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016.  As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2022, and 2021.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore Dollar (“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the six months ended June 30, 2022, and 2021 was a loss of $411,683 and a gain of $171,298, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the Company’s results of operations.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For business in China, asset and liability accounts at June 30, 2022, and December 31, 2021, were translated at 6.6964 RMB to $1 USD and 6.3588 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the six months ended June 30, 2022, and 2021 were 6.4973 RMB and 6.4853 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at June 30, 2022, and December 31, 2021, were translated at 1.3911 SGD to $1 USD and 1.3493 SGD to $1 USD, respectively. The average translation rate applied to the statements of income for the six months ended June 30, 2022,and 2021 was 1.3672 SGD to $1 USD and 1.3323 SGD to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share give effect to all dilutive potential of shares of common stock outstanding during the period, including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities on June 30, 2022, and December 31, 2021, and for the six months ended June 30, 2022, and 2021.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	June 30,	December 31,
	2022	2021
Current portion of long-term debt	$1,108,810	$1,174,756
Long-term loan	51,011	283,860
Total	$1,159,821	$1,458,616

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2022	2021
Accounts receivable	$11,233,680	$12,710,362
Less: Allowance for doubtful accounts	(1,212,485)	(1,276,858)
Total, net	$10,021,195	$11,433,504

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize bad debt allowance for the six months ended June 30, 2022, and 2021. The allowance balance as of June 30, 2022 was carried forward from the prior period.

The novel coronavirus epidemic that began in the PRC at the beginning of 2020 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of June 30, 2022. As of the date of this report, a majority of the Company’s customers have resumed normal operations.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$171,463	$51,292
Finished goods	1,807,721	82,621
Less: Provision for impairment	-	-
Total, net	$1,979,184	$133,913

The Company did not recognize a loss from inventory impairment for the six months ended June 30, 2022, and 2021.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENT

The prepayment balance of $7,943,133 and $6,805,039 as of June 30, 2022 and December 31, 2021 respectively, represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2022 and December 31, 2021 consisted of:

	June 30,	December 31,
	2022	2021
Building	$2,884,693	$3,037,848
Operating equipment	2,827,267	2,981,424
Vehicle	84,640	89,134
Office equipment	79,377	100,851
Apple Orchard	1,081,131	1,110,067
Construction in progress	2,967,622	3,125,180
	9,924,730	10,444,504
Less: Accumulated depreciation	(3,351,149)	(3,250,242)
	$6,573,581	$7,194,262

For the six months ended June 30, 2022 and 2021, depreciation expense amounted to $295,695 and $268,058, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $2,967,622 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total balance of $1,203,750 as of June 30, 2022 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,389,397 and the accumulated amortization is $185,647.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	June 30,	December 31,
	2022	2021
Deferred tax assets, non-current
Deficit carried-forward	$83,029,	$87,438
Allowance	166,520	175,360
Deferred tax assets	249,549	262,798
Less: valuation allowance	-	-
Deferred tax assets, non-current	$249,549	$262,798

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 9 – LOANS PAYABLE

Long-term loan and current portion of long-term loan consisted of the following:

	June 30,	December 31,
	2022	2021
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by July 18, 2022.	$1,108,810	$1,174,756
Long-term loans due to individuals and entities without interest	51,011	283,860
	1,159,821	1,458,616
Current portion of long-term loans payable	1,108,810	1,174,756
Total, net	$51,011	$283,860

As of June 30, 2022, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$1,108,810
1-2 years	51,011
3 years	-
Total	$1,159,821

The Company recognized interest expenses of $77,566 and $65,645 for the six months ended June 30, 2022 and 2021, respectively.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance of $788,981 represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company.

For the six months ended June 30, 2022, the increase of $72,260 resulted from the fluctuation of exchange rate.

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

	June 30,	December 31,
	2022	2021	Relationship
Ms. Xueying Sheng	90,269	103,390	Controller/Accounting Manager of the Company
Mr. Guohua Lin	54,348	58,039	Senior management / One of the Company’s shareholders
Total	144,617	161,429

For the six months ended June 30, 2022, the Company borrowed $2,770 from Mr. Guohua Lin, and repaid $6,461. For the six months ended June 30, 2021, the Company borrowed $6,939 from Mr. Guohua Lin, and repaid $4,318..

For the six months ended June 30, 2022, the Company borrowed $0 from Ms. Xueying Sheng and repaid $13,121. For the six months ended June 30, 2021, the Company borrowed $9,518 from Ms. Xueying Sheng and repaid $3,014.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2022, and 2021.

	For the six months ended June 30,
Customer	2022		2021
	Amount	%	Amount	%
A	1,121,028	37%	1,282,200	34%
B	1,020,001	34%	1,583,115	42%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the six months ended June 30, 2022 and 2021.

	For the six months ended June 30,
Suppliers	2022		2021
	Amount	%	Amount	%
A	1,346,714	40%	N/A	N/A
B	708,479	21%	370,253	18%
C	504,041	15%	394,905	19%
D	485,279	14%	361,741	18%
E	N/A	N/A	619,863	30%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. As a result, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. On June 30, 2022, and December 31, 2021, the Company’s cash balances by geographic area were as follows:

	June 30, 2022		December 31, 2021
China	$13,402	22%	$31,787	84%
Singapore	47,393	78%	6,226	16%
Total cash and cash equivalents	$60,795	100%	$38,013	100%

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – INCOME TAXES

United States

Muliang Viagoo was established in the State of Nevada in the United States and is subject to Nevada State and US Federal tax laws. Muliang Viagoo has approximately $97,672 of unused net operating losses (“NOLs”) available for carrying forward to future years for U.S. federal income tax reporting purposes. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2034. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

Hong Kong

Muliang HK is established in Hong Kong, and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the six months ended June 30, 2022 and 2021, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Accordingly, the management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of June 30, 2022, and December 31, 2021.

The provision for income taxes consists of the following:

	For the Six Months Ended June 30,
	2022	2021
Current	$6,406	$-
Deferred	-	-
Total	$6,406	$-

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Six Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Fertilizer sales	$3,038,749	$3,721,181	$1,681,224	$2,176,053
Logistic	450,752	410,338	258,404	231,903
Others	-	120	-	89
Total	$3,489,501	$4,131,639	$1,939,628	$2,408,045

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to June 30, 2022 but prior to August 15, 2022, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 87.1% and 90.1% of our total revenue for the six months ended June 30, 2022, and 2021, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC, to produce our organic fertilizers, which have been in operation since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

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

Comparative VIE financials, are set forth below:

	As of June 30, 2022	As of December 31, 2021

Current assets	$20,655,965	$18,972,383
Non-current assets	8,230,436	8,995,363
Total Assets	28,886,401	27,967,746
Current liabilities	13,906,587	12,788,253
Non-current liabilities	8,965,451	422,480
Total liabilities	22,872,038	20,745,846
Total shareholders’ equity (deficit)	$6,014,363	$7,221,900

	For six months ended June 30,
	2022	2021
Net income	$-	$-
Net cash provided by (used in) operating activities	301,982	3,976,411
Net cash provided by (used in) investment activities	(27,857)	-
Net cash provided by (used in) financing activities	$(266,408)	$(3,974,127)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.are set forth below:

For the six months ended June 30, 2022

				Shanghai Muliang
				Industry
	Parent company		WFOE (Shanghai Mufeng) - Note 3	Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		-	13,402		47,393	-	60,795	22%
Current assets	-		-	20,655,965		177,682	-	20,833,647	99%
Intercompany receivable from VIE	-	Note 3	8,815,769	-		-	(8,815,769)	-	N/A
Investment in Subsidiaries	2,046,656	Note 1	-	-		-	(2,046,656)	-	N/A
Total Assets	$2,046,656		8,815,769	28,886,401		875,094	(10,862,425)	29,761,495	97%
Current liabilities	11,784		31,081	13,906,587		609,483		14,558,935	96%
Intercompany payable to WFOE	-		-	8,815,769		-	(8,815,769)	-	N/A
Total liabilities	$11,784		31,081	22,872,038		609,483	(8,815,769)	14,708,617	156%
Total shareholders’ equity (deficit)	$2,034,872		8,784,688	6,014,363	Note 2	265,611	(2,046,656)	15,052,878	40%

Revenues	-		-	3,038,749		450,752	-	3,489,501	87%
Gross profit	-		-	1,357,525		192,348	-	1,549,873	88%
Service fee expense from VIE to WFOE	-		-	868,131		-	(868,131)	-	N/A
Total operating expenses	-		-	1,279,937		295,025	(868,131)	706,831	181%
Operating Income	-		868,131	945,719		(102,677)	(868,131)	843,042	112%
Income from VIE	-		868,131	-		-	(868,131)	-	N/A
Income (loss) from equity method investment	970,808		-	-		-	(970,808)	-	N/A
Net income (loss)	$970,808		868,131	-		(107,519)	(970,808)	760,612	0%
Total Comprehensive Income	970,808		868,131	(604,398)		85,195	(970,808)	348,928	-173%
OPERATING ACTIVITIES
Net income	970,808		868,131	-		(107,519)	(970,808)	760,612	0%
Equity in earnings of subsidiaries	(970,808)			-		-	970,808	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(868,131)	868,131		-	-	-	N/A
Net cash provided by (used in) operating activities	$-		-	301,982		(180,913)	-	121,069	249%
Net cash provided by (used in) investment activities	-		-	(27,857)		-	-	(27,857)	100%
Net cash provided by (used in) financing activities	$-		-	(266,408)		-	-	(266,408)	100%

Note 1 The investment refers to the acquisition of 100% shares of Viagoo Pte Ltd, paid in 1,011,000 shares on June 19, 2020, by the Company

Note 2 The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 3 The intercompany balances of $8,815,769 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE.  The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016.  As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 87.1% of our total revenue for the six months ended June 30, 2022.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2020. However, the COVID-19 was under control for the six months ended June 30, 2022 in China. And we are growing our revenue steadily currently and will keep growing through 2022.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Fluctuation
	$	$	$	%
Revenues-fertilizer	1,093,541	2,336,367	(1,242,826)	-53.2%
Reveues-logistic	95,885	226,185	(130,300)	-57.6%
Subtoal of revenue	1,189,426	2,562,552	(1,373,126)	-53.6%
Cost-fertilizer	549,534	1,372,824	(823,290)	-60.0%
Cost- logistic	59,822	134,380	(74,558)	-55.5%
Subtotal of cost	609,356	1,507,204	(897,848)	-59.6%
Gross profit	580,070	1,055,348	(475,278)	-45.0%
Gross margin	48.77%	41.18%
Operating expenses:
General and administrative expenses	136,663	380,564	(243,901)	-64.1%
Selling expenses	82,989	137,884	(54,895)	-39.8%
Total operating expenses	219,652	518,448	(298,796)	-57.6%
Income(loss) from operations	360,418	536,900	(176,482)	-32.9%
Other income (expense):
Interest expense	(34,299)	(48,807)	14,508	-29.7%
Other income (expense), net	(22,216)	50,432	(72,648)	-144.1%
Total other income (expense)	(56,515)	1,625	(58,140)	-3577.8%
Income before income taxes	303,903	538,525	(234,622)	-43.6%
Income taxes	5,466	-	5,466	N/A
Net income (loss)	298,437	538,525	(240,088)	-44.6%

Revenue

Total revenue for fertilizer decreased from $2,336,367 for the three months ended June 30, 2021, to $1,093,541 for the three months ended June 30, 2022, which represented a decrease of $1,242,826, or approximately 53.2%. The decrease in revenue was mainly due to the continuing impact of COVID-19. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Our revenue for logistic also decreased from $226,185 for the three months ended June 30, 2021, to $95,885 for the three months ended June 30, 2022, which represented a decrease of $130,300, or approximately 57.6%.

Cost of sales

Cost of sales for fertilizer decreased from $1,372,824 for the three months ended June 30, 2021, to $549,534 for the three months ended June 30, 2022, which represented a decrease of approximately $823,290, or 60.0%. The decrease in the cost of revenue for fertilizer was in line with the decrease in revenue.

Cost of sales for logistic decreased from $134,380 for the three months ended June 30, 2021, to $59,822 for the three months ended June 30, 2022, which represented a decrease of approximately $74,558, or 55.5%. The decrease in the cost of revenue for logistic was in line with the decrease in revenue.

Expenses

We incurred $82,989 in selling expenses for the three months ended June 30, 2022, compared to $137,884 for the three months ended June 30, 2021. We incurred $136,663 in general and administrative expenses for the three months ended June 30, 2022, compared to $380,564 for the three months ended June 30, 2021. Total selling, general and administrative expenses decreased by $298,796, or 57.6% for the three months ended June 30, 2022, as compared to the same period in 2021. Our selling expenses decreased by $54,895, and our general and administrative expenses decreased by $243,901. We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Interest income (expense)

We incurred $34,299 in interest expense during the three months ended June 30, 2022, compared with interest expense of $48,807 for the three months ended June 30, 2021.

Net income

Our net income was $298,437 for the three months ended June 30, 2022, compared with a net income of $538,525 for the three months ended June 30, 2021, representing a decrease of $240,088.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,038,749	3,721,181	(682,432)	-18.3%
Reveues-logistic	450,752	410,338	40,414	9.8%
Reveues-others	-	120	(120)	-100.0%
Subtoal of revenue	3,489,501	4,131,639	(642,138)	-15.5%
Cost-fertilizer	1,681,224	2,176,053	(494,829)	-22.7%
Cost- logistic	258,404	231,903	26,501	11.4%
Cost- others	-	89	(89)	-100.0%
Subtotal of cost	1,939,628	2,408,045	(468,417)	-19.5%
Gross profit	1,549,873	1,723,594	(173,721)	-10.1%
Gross margin	44.42%	41.72%
Operating expenses:
General and administrative expenses	586,234	709,256	(123,022)	-17.3%
Selling expenses	120,597	209,404	(88,807)	-42.4%
Total operating expenses	706,831	918,660	(211,829)	-23.1%
Income(loss) from operations	843,042	804,934	38,108	4.7%
Other income (expense):
Interest expense	(77,566)	(65,645)	(11,921)	18.2%
Other income (expense), net	1,542	59,740	(58,198)	-97.4%
Total other income (expense)	(76,024)	(5,905)	(70,119)	1187.5%
Income before income taxes	767,018	799,029	(32,011)	-4.0%
Income taxes	6,406	-	6,406	N/A
Net income (loss)	760,612	799,029	(38,417)	-4.8%

Revenue

Total revenue for fertilizer decreased from $3,721,181 for the six months ended June 30, 2021, to $3,038,749 for the six months ended June 30, 2022, which represented a decrease of $682,432, or approximately 18.3%. The decrease in revenue was mainly due to the continuing impact of COVID-19. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the second half of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Our revenue for logistic also decreased from $410,338 for the six months ended June 30, 2021, to $450,752 for the six months ended June 30, 2022, which represented an increase of $40,414, or approximately 9.8%.

Cost of sales

Cost of sales for fertilizer decreased from $2,176,053 for the six months ended June 30, 2021, to $1,681,224 for the six months ended June 30, 2022, which represented a decrease of approximately $494,829, or 22.7%. The decrease in the cost of revenue for fertilizer was in line with the decrease in revenue.

Cost of sales for logistic increased from $231,903 for the six months ended June 30, 2021, to $258,404 for the six months ended June 30, 2022, which represented an increase of approximately $26,501, or 11.4%. The increase in the cost of revenue for logistic was in line with the increase in revenue.

Gross profit

The gross profit for fertilizer decreased from $1,545,128 for the six months ended June 31, 2021, to a gross profit of $1,357,525 for the six months ended June 30, 2022. And the gross margin for fertilizer slightly increased from 41.5% for the six months ended June 30, 2021, to 44.7% for the six months ended June 30, 2022.

The gross profit for logistic increased from $178,435 for the six months ended June 30, 2021, to a gross profit of $192,348 for the six months ended June 30, 2022. And the gross margin for logistic decreased from 43.5% for the six months ended June 30, 2021, to 42.7% for the six months ended June 30, 2022

Expenses

We incurred $120,597 in selling expenses for the six months ended June 30, 2022, compared to $209,404 for the six months ended June 30, 2021. We incurred $586,234 in general and administrative expenses for the six months ended June 30, 2022, compared to $709,256 for the six months ended June 30, 2021. Total selling, general and administrative expenses decreased by $211,829, or 23.1% for the six months ended June 30, 2022, as compared to the same period in 2021. Our selling expenses decreased by $88,807, and our general and administrative expenses decreased by $123,022. We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Interest income (expense)

We incurred $77,566 in interest expense during the six months ended June 30, 2022, compared with interest expense of $65,645 for the six months ended June 30, 2021.

Net income

Our net income was $760,612 for the six months ended June 30, 2022, compared with a net income of $799,029 for the six months ended June 30, 2021, representing a decrease of $38,417.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At June 30, 2022 and December 31, 2021 our net current assets (working capital) were $6,274,712 and $5,403,720, respectively.

We have financed our operations over the six months ended June 30, 2022 and 2021 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in) operating activities	$121,069	$3,618,813
Net cash provided by (used in) investing activities	(27,857)	-
Net cash used in financing activities	(266,408)	(3,974,127)
Exchange rate effect on cash	195,978	62,146)
Net cash inflow (outflow)	$22,782	$(293,168)

Cash Provided by Operating Activities

Net cash provided by operating activities was $121,069 for the six months ended June 30, 2022. The net cash inflow consisted primarily of net income of $760,612, depreciation and amortization of $311,998, an increase of $2,282,413 in account payable, a decrease of $527,517 in account receivable, a bad debt provision of $350,169, which were offset by an increase of $1,525,324 in prepayment, an increase of $1,908,767 in inventory, a decrease of $205,385 in advance from customers, and a decrease of $529,642 in other payable.

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

Cash used in Investing Activities

The Company purchased office euipment in amount of $27,857 for the six months ended June 30, 2022. There is no cash flow in investing activities for the six months ended June 30, 2021.

Cash Used in Financing Activities

Net cash used in financing activities was $266,408 for the six months ended June 30, 2022. During the period, cash used in financing activities mainly consisted of the repayment to related parties of $267,034 and offset by proceeds from short-term loan of $ 626.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at June 30, 2022 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2022
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$1,159,821	$1,108,810	$51,011,	$-	$-
Others	-	-	-	-	-
	$1,159,821	$1,108,810	$51,011	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of June 30, 2022.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 30, 2022, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2022 that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: August 17, 2022	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)