Form 10-Q
period 2022-09-30
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2022-11-21
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 21, 2022, the registrant had 38,502,954 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31 2021

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$240,801	$38,013
Accounts receivable, net	10,672,737	11,433,504
Due from related party	-	716,721
Inventories	1,459,271	133,913
Prepayment	2,696,624	6,805,039
Other receivables, net	1,482,488	46,640
Total Current Assets	16,551,921	19,173,830

Long term investment	28,253	21,273
Property, plant and equipment, net	5,950,541	7,194,262
Right of use assets	1,245,690	1,284,319
Operating lease right of use asset, net	149,282	224,463
Intangible assets, net	9,930	12,831
Goodwill	654,076	695,175
Other assets and deposits	19,239	31,496
Deferred tax asset	235,035	262,798

Total Assets	$24,843,967	$28,900,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,044,318	$1,174,756
Accounts payable and accrued payables	4,569,882	8,291,572
Advances from customers	283,415	501,720
Operating lease liabilities - current	51,709	67,484
Income tax payable	901,717	543,477
Other payables	2,387,793	3,029,672
Due to related party	687,019	161,429
Total Current Liabilities	9,925,853	13,770,110

Long-term loans	48,998	283,860
Operating lease liabilities - noncurrent	93,351	138,620
Deferred tax liabilities	-	-
Total Liabilities	10,068,202	14,192,590

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 30,000,000 shares authorized, 19,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	1,900	1,900
Common stock, $0.0001 par value, 500,000,000 shares authorized, 38,502,954 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	3,850	3,850
Additional paid in capital	19,933,793	19,933,793
Accumulated deficit	(5,487,155)	(6,876,227)
Accumulated other comprehensive loss	180,345	1,500,727
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology Inc. and Subsidiaries	14,632,733	14,564,043
Noncontrolling interest	143,032	143,814
Total Stockholders’ Equity (Deficit)	14,775,765	14,707,857
Total Liabilities and Stockholders’ Equity	$24,843,967	$28,900,447

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$3,594,146	3,341,530	$7,083,647	7,473,169
Cost of goods sold	2,077,995	2,154,786	4,017,623	4,562,831
Gross profit (loss)	1,516,151	1,186,744	3,066,024	2,910,338

Operating expenses:
General and administrative expenses	362,562	348,288	708,796	1,057,544
Selling expenses	97,798	122,274	218,395	331,678
Total operating expenses	460,360	470,562	927,191	1,389,222

Income (Loss) from operations	1,055,791	716,182	2,138,833	1,521,116

Other income (expense):
Interest income (expense)	13,419	(25,884)	(64,147)	(91,529)
Asset impairment loss	(241,730)	-	(241,730)	-
Other income (expense), net	6,771	43,773	8,313	103,513
Total other income (expense)	(221,540)	17,889	(297,564)	11,984

Income (Loss) before income taxes	834,251	734,071	1,841,269	1,533,100

Income taxes	441,266	7,469	447,672	7,469

Net income	392,985	726,602	1,393,597	1,525,631

Net income (loss) attributable to noncontrolling interest	4,636	4,351	4,524	1,900
Net income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	388,349	722,251	1,389,073	1,523,731

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(903,392)	(300,048)	(1,315,075)	(128,750)

Total Comprehensive income(loss)	(510,407)	426,554	78,522	1,396,881
Total comprehensive (income) loss attributable to noncontrolliing interests	(2,167)	4,682	(783)	2,322
Total comprehensive (income) loss attributable to Muliang Viagoo Technology Inc. common stockholders	$(508,240)	421,872	$79,305	1,394,559

Earnings per common share
Basic and diluted	0.01	0.02	0.04	0.04

Weighted average common shares outstanding
Basic	38,502,954	38,502,954	38,502,954	38,502,954
Diluted	38,502,954	38,502,954	38,502,954	38,502,954

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

For nine months ended September 30, 2021
Balance, December 31, 2020	19,000,000	$1,900	38,502,954	$3,850	19,933,793	-8,596,332	1,128,351	129,841	12,601,403
Net income						1,519,380		6,251	1,525,631
Foreign currency translation adjustment							-127,997	-753	-128,750
Balance, September 30, 2021	19,000,000	$1,900	38,502,954	$3,850	19,933,793	-7,076,952	1,000,354	135,339	13,998,284

For nine months ended September 30, 2022
Balance, December 31, 2021	19,000,000	$1,900	38,502,954	$3,850	19,933,793	-6,876,227	1,500,727	143,814	14,707,857
Net income						1,389,073		4,524	1,393,597
Foreign currency translation adjustment							-1,320,382	-5,307	-1,325,689
Balance, September 30, 2022	19,000,000	$1,900	38,502,954	$3,850	19,933,793	-5,487,154	180,345	143,031	14,775,765

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Muliang Viagoo Technology, Inc.

Consolidated Statements of Cash Flows

	For Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,393,597	$1,525,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	524,121	532,346
Asset impairment loss	241,730	-
Amortization of right of use assets	79,517	18,432
Deferred tax assets	-	-
Employment cost settled by issuing common stock	-
Changes in assets and liabilities:
Accounts receivable	(703,821)	4,660,950
Inventories	(1,442,971)	(114,159)
Prepayment	3,653,412	(979,020)
Other receivables	(1,629,424)	10,746,267
Accounts payable and accrued payables	(3,115,395)	(9,107,812)
Advances from customers	(185,579)	205,507
Lease liability	(42,303)	(31,151)
Other payables	(353,255)	(3,068,139)
Net cash provided by operating activities	(1,135,389)	4,388,257

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property, plant and equipment, net	(128,623)	(1,221,133)
Net cash used in investing activities	(128,623)	(1,221,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	1,435,411	1,023,389
Repayment of short-term loans	(262,875)	(4,617,637)
Net cash used in financing activities	1,172,536	(3,594,247)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	294,264	156,869

NET INCREASE (DECREASE) IN CASH	202,788	(270,255)
CASH, BEGINNING OF PERIOD	38,013	348,834
CASH, END OF PERIOD	$240,801	$78,579

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$98,836	$(1,220,446)
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term investment without paying cash	$-	$10,812
Recognition of operating lease right of use asset	$-	$190,029

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had a net income of $1,393,597 and $1,525,631 for the nine months ended September 30, 2022, and 2021, respectively. Our cash balances as of September 30, 2022, and December 31, 2021, were $240,801 and $38,013, respectively. We had current liabilities of $9,925,853 and $13,770,110 on September 30, 2022, and December 31, 2021, which would be due within the next 12 months. In addition, we had a net current assets (working capital) of $6,626,068 and $5,403,720 at September 30, 2022 and December 31, 2021, respectively.

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

Comparative VIE financials, are set forth below:

	As of September 30, 2022	As of December 31, 2021

Current assets	$15,700,547	$18,972,383
Non-current assets	7,616,546	8,995,363
Total Assets	23,317,093	27,967,746
Current liabilities	8,516,935	12,788,253
Non-current liabilities	109,526	422,480
Total liabilities	8,626,461	20,745,846
Total shareholders’ equity (deficit)	$14,690,632	$7,221,900

	For nine months ended September 30,
	2022	2021
Net income	$1,650,353	$1,826,067
Net cash provided by (used in) operating activities	(1,038,837)	4,814,649
Net cash provided by (used in) investment activities	(128,623)	(1,221,133)
Net cash provided by (used in) financing activities	$1,172,536	$(3,593,475)

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.are set forth below:

For the nine months ended September 30, 2022

	Parent company		WFOE (Shanghai Mufeng) - Note 3	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		-	10,280		230,521	-	240,801	4%
Current assets	-		-	15,700,547		851,374	-	16,551,921	95%
Intercompany receivable from VIE	-	Note 3	9,135,651	-		-	(9,135,651)	-	N/A
Investment in Subsidiaries	1,994,535	Note 1	-	-		-	(1,994,535)	-	N/A
Total Assets	$1,994,535		9,135,651	23,317,093		1,526,874	(11,130,186)	24,843,967	94%
Current liabilities	11,784		31,081	8,516,935		1,366,053		9,925,853	86%
Intercompany payable to WFOE	-		-	9,135,651		-	(9,135,651)	-	N/A
Total liabilities	$11,784		31,081	8,626,461		1,398,876		10,068,202	86%
Total shareholders’ equity (deficit)	$1,982,751		9,104,570	14,690,632	Note 2	127,998	(11,130,186)	14,775,765	99%

Revenues	-		-	6,474,751		608,896	-	7,083,647	91%
Gross profit	-		-	2,826,333		239,691	-	3,066,024	92%
Service fee expense from VIE to WFOE	-		-	1,600,538		-	(1,600,538)	-	N/A
Total operating expenses	-		-	2,083,787		443,942	(1,600,538)	927,191	225%
Operating Income	-		1,600,538	2,343,084		(204,251)	(1,600,538)	2,138,833	110%
Income from VIE	-		1,600,538	-		-	(1,600,538)	-	N/A
Income (loss) from investment	1,703,660		-	-		-	(1,703,660)	-	N/A
Net income (loss)	$1,703,660		1,600,538	-		(206,941)	(3,304,198)	1,393,597	0%
Total Comprehensive Income	1,703,660		1,600,538	88,523		(10,001)	(3,304,198)	78,522	113%

OPERATING ACTIVITIES
Net income	1,703,660		1,600,538	1,650,353		(256,756)	(3,304,198)	1,393,597	118%
Equity in earnings of subsidiaries	(1,703,660)			-		-	1,703,660	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(1,600,538)	1,600,538		-	-	-	N/A
Net cash provided by (used in) operating activities	$-		-	(1,038,837)		(96,551)	-	(1,135,388)	91%
Net cash provided by (used in) investment activities	-		-	(128,623)		-	-	(128,623)	100%
Net cash provided by (used in) financing activities	$-		-	1,172,536		-	-	1,172,536	100%

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

Note 3 The intercompany balances of $9,135,651 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE.  The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016.  As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Accounts Receivable

Accounts receivables are presented net of an allowance for credit losses. In addition, the Company maintains allowances for estimated credit losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, current creditworthiness, forward looking assessments of potential future losses, and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2022, and 2021.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore Dollar (“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the nine months ended September 30, 2022, and 2021 was a loss of $1,315,075 and a loss of $128,750, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For business in China, asset and liability accounts at September 30, 2022, and December 31, 2021, were translated at 7.1099 RMB to $1 USD and 6.3588 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the nine months ended September 30, 2022, and 2021 were 6.6001 RMB and 6.4694 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at September 30, 2022, and December 31, 2021, were translated at 1.4341 SGD to $1 USD and 1.3493 SGD to $1 USD, respectively. The average translation rate applied to the statements of income for the nine months ended September 30, 2022,and 2021 was 1.3755 SGD to $1 USD and 1.3389 SGD to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share give effect to all dilutive potential of shares of common stock outstanding during the period, including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities on September 30, 2022, and December 31, 2021, and for the nine months ended September 30, 2022, and 2021.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	September 30,	December 31,
	2022	2021
Current portion of long-term debt	$1,044,318	$1,174,756
Long-term loan	48,998	283,860
Total	$1,093,316	$1,458,616

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2022	2021
Accounts receivable	$11,744,147	$12,710,362
Less: Allowance for credit losses	(1,071,410)	(1,276,858)
Total, net	$10,672,737	$11,433,504

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize additional credit losses for the nine months ended September 30, 2022, and 2021. The allowance balance as of September 30, 2022 was carried forward from the prior period.

The novel coronavirus epidemic that began in the PRC at the beginning of 2020 has significantly impacted the operation of customers, resulting in delays in collecting outstanding receivables as of September 30, 2022. As of the date of this report, a majority of the Company’s customers have resumed normal operations.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$71,064	$51,292
Finished goods	1,388,207	82,621
Less: Provision for impairment	-	-
Total, net	$1,459,271	$133,913

The Company did not recognize a loss from inventory impairment for the nine months ended September 30, 2022, and 2021.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – PREPAYMENT

The prepayment balance of $2,696,624 and $6,805,039 as of September 30, 2022 and December 31, 2021 respectively, represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2022 and December 31, 2021 consisted of:

	September 30,	December 31,
	2022	2021
Building	$2,716,912	$3,037,848
Operating equipment	2,661,049	2,981,424
Vehicle	79,717	89,134
Office equipment	78,124	100,851
Apple Orchard	898,849	1,110,067
Construction in progress	2,795,018	3,125,180
	9,229,669	10,444,504
Less: Accumulated depreciation	(3,279,128)	(3,250,242)
	$5,950,541	$7,194,262

For the nine months ended September 30, 2022 and 2021, depreciation expense amounted to $524,121 and $532,346, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $2,795,018 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total balance of $1,245,690 as of September 30, 2022 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,434,587 and the accumulated amortization is $188,897.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	September 30,	December 31,
	2022	2021
Deferred tax assets, non-current
Deficit carried-forward	$78,201	$87,438
Allowance	156,834	175,360
Deferred tax assets	235,035	262,798
Less: valuation allowance	-	-
Deferred tax assets, non-current	$235,035	$262,798

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 9 – LOANS PAYABLE

Long-term loan and current portion of long-term loan consisted of the following:

	September 30,	December 31,
	2022	2021
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by July 18, 2022 and expected to extended one more year.	$1,044,318	$1,174,756
Long-term loans due to individuals and entities without interest	48,998	283,860
	1,093,316	1,458,616
Current portion of long-term loans payable	1,044,318	1,174,756
Total, net	$48,998	$283,860

As of September 30, 2022, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$1,044,318
1-2 years	48,998
3 years	-
Total	$1,093,316

The Company recognized interest expenses of $64,147 and $91,529 for the nine months ended September 30, 2022 and 2021, respectively.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance of $716,721 as of December 31, 2021, represents the receivable from Mr. Lirong Wang, the CEO and Chairman of the Company.

For the nine months ended September 30, 2021, the Company borrowed $2,396,325 from Mr. Lirong Wang, and repaid $1,390,457.

These advances are due on demand, non-interest bearing, and unsecured unless further disclosed.

*Due to related parties

Outstanding balance due to the related parties below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	September 30,	December 31,
	2022	2021	Relationship
Mr. Lirong Wang	543,530	-	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	96,563	103,390	Controller/Accounting Manager of the Company
Mr. Guohua Lin	46,620	58,039	Senior management / One of the Company’s shareholders
Mr. Zhongfang Wang	306	-	Father of Lirong Wang
Total	687,019	161,429

For the nine months ended September 30, 2022, the Company borrowed $1,260,251 from Mr. Lirong Wang, and repaid $0.

For the nine months ended September 30, 2022, the Company borrowed $0 from Mr. Guohua Lin, and repaid $11,419. For the nine months ended September 30, 2021, the Company borrowed $7,435 from Mr. Guohua Lin, and repaid $6,291.

For the nine months ended September 30, 2022, the Company borrowed $2,565 from Ms. Xueying Sheng and repaid $9,392. For the nine months ended September 30, 2021, the Company borrowed $12,390 from Ms. Xueying Sheng and repaid $4,510.

For the nine months ended September 30, 2022, the Company borrowed $306 from Mr. Zhongfang Wang, and repaid $0.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2022, and 2021.

	For the nine months ended September 30,
Customer	2022		2021
	Amount	%	Amount	%
A	2,551,090	39%	2,407,951	32%
B	2,715,338	42%	2,308,618	31%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the nine months ended September 30, 2022 and 2021.

	For the nine months ended September 30,
Suppliers	2022		2021
	Amount	%	Amount	%
A	1,412,513	30%	N/A	N/A
B	1,689,611	36%	593,100	14%
C	691,015	15%	746,589	17%
D	N/A	N/A	621,387	15%
E	697,444	15%	619,532	14%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. As a result, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. On September 30, 2022, and December 31, 2021, the Company’s cash balances by geographic area were as follows:

	September 30, 2022		December 31, 2021
China	$10,280	4%	$31,787	84%
Singapore	230,521	96%	6,226	16%
Total cash and cash equivalents	$240,801	100%	$38,013	100%

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

Hong Kong

Muliang HK is established in Hong Kong, and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the nine months ended September 30, 2022 and 2021, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Accordingly, the management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2022, and December 31, 2021.

The provision for income taxes consists of the following:

	For the Nine Months Ended September 30,
	2022	2021
Current	$447,672	$7,469
Deferred	-	-
Total	$447,672	$7,469

NOTE 14 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Fertilizer sales	$6,474,751	$6,856,190	$3,648,418	$4,234,896
Logistic	608,896	616,859	369,205	327,845
Others	-	120	-	90
Total	$7,083,647	$7,473,169	$4,017,623	$4,562,831

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to September 30, 2022, but prior to November 21, 2022, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 91.5% and 91.7% of our total revenue for the nine months ended September 30, 2022, and 2021, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC, to produce our organic fertilizers, which have been in operation since August 2015. We plan to improve the technology for our existing straw organic fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

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

Comparative VIE financials, are set forth below:

	As of September 30, 2022	As of December 31, 2021

Current assets	$15,700,547	$18,972,383
Non-current assets	7,616,546	8,995,363
Total Assets	23,317,093	27,967,746
Current liabilities	8,516,935	12,788,253
Non-current liabilities	109,526	422,480
Total liabilities	8,626,461	20,745,846
Total shareholders’ equity (deficit)	$14,690,632	$7,221,900

	For nine months ended September 30,
	2022	2021
Net income	$1,650,353	$1,826,067
Net cash provided by (used in) operating activities	(1,038,837)	4,814,649
Net cash provided by (used in) investment activities	(128,623)	(1,221,133)
Net cash provided by (used in) financing activities	$1,172,536	$(3,593,475)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.are set forth below:

For the nine months ended September 30, 2022

	Parent company		WFOE (Shanghai Mufeng) - Note 3	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		-	10,280		230,521	-	240,801	4%
Current assets	-		-	15,700,547		851,374	-	16,551,921	95%
Intercompany receivable from VIE	-	Note 3	9,135,651	-		-	(9,135,651)	-	N/A
Investment in Subsidiaries	1,994,535	Note 1	-	-		-	(1,994,535)	-	N/A
Total Assets	$1,994,535		9,135,651	23,317,093		1,526,874	(11,130,186)	24,843,967	94%
Current liabilities	11,784		31,081	8,516,935		1,366,053		9,925,853	86%
Intercompany payable to WFOE	-		-	9,135,651		-	(9,135,651)	-	N/A
Total liabilities	$11,784		31,081	8,626,461		1,398,876		10,068,202	86%
Total shareholders’ equity (deficit)	$1,982,751		9,104,570	14,690,632	Note 2	127,998	(11,130,186)	14,775,765	99%

Revenues	-		-	6,474,751		608,896	-	7,083,647	91%
Gross profit	-		-	2,826,333		239,691	-	3,066,024	92%
Service fee expense from VIE to WFOE	-		-	1,600,538		-	(1,600,538)	-	N/A
Total operating expenses	-		-	2,083,787		443,942	(1,600,538)	927,191	225%
Operating Income	-		1,600,538	2,343,084		(204,251)	(1,600,538)	2,138,833	110%
Income from VIE	-		1,600,538	-		-	(1,600,538)	-	N/A
Income (loss) from investment	1,703,660		-	-		-	(1,703,660)	-	N/A
Net income (loss)	$1,703,660		1,600,538	-		(206,941)	(3,304,198)	1,393,597	0%
Total Comprehensive Income	1,703,660		1,600,538	88,523		(10,001)	(3,304,198)	78,522	113%

OPERATING ACTIVITIES
Net income	1,703,660		1,600,538	1,650,353		(256,756)	(3,304,198)	1,393,597	118%
Equity in earnings of subsidiaries	(1,703,660)			-		-	1,703,660	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(1,600,538)	1,600,538		-	-	-	N/A
Net cash provided by (used in) operating activities	$-		-	(1,038,837)		(96,551)	-	(1,135,388)	91%
Net cash provided by (used in) investment activities	-		-	(128,623)		-	-	(128,623)	100%
Net cash provided by (used in) financing activities	$-		-	1,172,536		-	-	1,172,536	100%

Note 1 The investment refers to the acquisition of 100% shares of Viagoo Pte Ltd, paid in 1,011,000 shares on June 19, 2020, by the Company

Note 2 The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 3 The intercompany balances of $9,135,651 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016.  As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 91.5% of our total revenue for the nine months ended September 30, 2022.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2020. However, the COVID-19 was under control for the nine months ended September 30, 2022 in China. And we are growing our revenue steadily currently and will keep growing through 2022.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Fluctuation
	$	$	$	%
Revenues-fertilizer	3,436,002	3,135,009	300,993	9.6%
Revenues-logistic	158,144	206,521	(48,377)	-23.4%
Subtotal of revenue	3,594,146	3,341,530	252,616	7.6%
Cost-fertilizer	1,967,194	2,058,843	(91,649)	-4.5%
Cost- logistic	110,801	95,943	14,858	15.5%
Subtotal of cost	2,077,995	2,154,786	(76,791)	-3.6%
Gross profit	1,516,151	1,186,744	329,407	27.8%
Gross margin	42.18%	35.51%
Operating expenses:
General and administrative expenses	362,562	348,288	14,274	4.1%
Selling expenses	97,798	122,274	(24,476)	-20.0%
Total operating expenses	460,360	470,562	(10,202)	-2.2%
Income(loss) from operations	1,055,791	716,182	339,609	47.4%
Other income (expense):
Interest income (expense)	13,419	(25,884)	39,303	-151.8%
Asset impairment loss	(241,730)	-	(241,730)	N/A
Other income (expense), net	6,771	43,773	(37,002)	-84.5%
Total other income (expense)	(221,540)	17,889	(239,429)	-1338.4%
Income before income taxes	834,251	734,071	100,180	13.6%
Income taxes	441,266	7,469	433,797	N/A
Net income (loss)	392,985	726,602	(333,617)	-45.9%

Revenue

Total revenue for fertilizer increased from $3,135,009 for the three months ended September 30, 2021, to $3,436,002 for the three months ended September 30, 2022, which represented an increase of $300,993, or approximately 9.6%. The increase in revenue was mainly due to the slightly revocery from impact of COVID-19. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the fourth quarter of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Our revenue for logistic decreased from $206,521 for the three months ended September 30, 2021, to $158,144 for the three months ended September 30, 2022, which represented a decrease of $48,377, or approximately 23.4%.

Cost of sales

Cost of sales for fertilizer slightly decreased from $2,058,843 for the three months ended September 30, 2021, to $1,967,194 for the three months ended September 30, 2022, which represented a decrease of approximately $91,649, or 4.5%. The decrease in the cost of revenue for fertilizer was due to the slightly decrease in raw materials..

Cost of sales for logistic increased from $95,943 for the three months ended September 30, 2021, to $110,801 for the three months ended September 30, 2022, which represented a increase of approximately $14,858, or 15.5%. The increase in the cost of revenue for logistic was due to the rising labour cost..

Expenses

We incurred $97,798 in selling expenses for the three months ended September 30, 2022, compared to $122,274 for the three months ended September 30, 2021. We incurred $362,562 in general and administrative expenses for the three months ended September 30, 2022, compared to $348,288 for the three months ended September 30, 2021. Total selling, general and administrative expenses decreased by $10,202, or 2.2% for the three months ended September 30, 2022, as compared to the same period in 2021. Our selling expenses decreased by $24,476, and our general and administrative expenses increased by $14,274. We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Interest income (expense)

We generated $13,419 in interest income during the three months ended September 30, 2022, compared with interest expense of $25,884 for the three months ended September 30, 2021.

Net income

Our net income was $392,985 for the three months ended September 30, 2022, compared with a net income of $726,602 for the three months ended September 30, 2021, representing a decrease of $333,617.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Fluctuation
	$	$	$	%
Revenues-fertilizer	6,474,751	6,856,190	(381,439)	-5.6%
Reveues-logistic	608,896	616,859	(7,963)	-1.3%
Reveues-others	-	120	(120)	-100.0%
Subtoal of revenue	7,083,647	7,473,169	(389,522)	-5.2%
Cost-fertilizer	3,648,418	4,234,896	(586,478)	-13.8%
Cost- logistic	369,205	327,845	41,360	12.6%
Cost- others	-	90	(90)	-100.0%
Subtotal of cost	4,017,623	4,562,831	(545,208)	-11.9%
Gross profit	3,066,024	2,910,338	155,686	5.3%
Gross margin	43.28%	38.94%
Operating expenses:
General and administrative expenses	708,796	1,057,544	(348,748)	-33.0%
Selling expenses	218,395	331,678	(113,283)	-34.2%
Total operating expenses	927,191	1,389,222	(462,031)	-33.3%
Income(loss) from operations	2,138,833	1,521,116	617,717	40.6%
Other income (expense):
Interest expense	(64,147)	(91,529)	27,382	-29.9%
Asset impairment loss	(241,730)	-	(241,730)	N/A
Other income (expense), net	8,313	103,513	(95,200)	-92.0%
Total other income (expense)	(297,564)	11,984	(309,548)	-2583.0%
Income before income taxes	1,841,269	1,533,100	308,169	20.1%
Income taxes	447,672	7,469	440,203	N/A
Net income (loss)	1,393,597	1,525,631	(132,034)	-8.7%

Revenue

Total revenue for fertilizer decreased from $6,856,190 for the nine months ended September 30, 2021, to $6,474,751 for the nine months ended September 30, 2022, which represented a decrease of $381,439, or approximately 5.6%. The decrease in revenue was mainly due to the continuing impact of COVID-19. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the fourth quarter of the year. Additionally, there has been a general recovery in the economy after the height of the pandemic. We expect to see a trend of improving sales as the epidemic moves further into the past.

Our revenue for logistic also decreased from $616,859 for the nine months ended September 30, 2021, to $608,896 for the nine months ended September 30, 2022, which represented a decrease of $7,963, or approximately 1.3%.

Cost of sales

Cost of sales for fertilizer decreased from $4,234,896 for the nine months ended September 30, 2021, to $3,648,418 for the nine months ended September 30, 2022, which represented a decrease of approximately $586,478, or 13.8%. The decrease in the cost of revenue for fertilizer was in line with the decrease in revenue.

Cost of sales for logistic increased from $327,845 for the nine months ended September 30, 2021, to $369,205 for the nine months ended September 30, 2022, which represented an increase of approximately $41,360, or 12.6%. The increase in the cost of revenue for logistic was due to the rising labour cost.

Gross profit

The gross profit for fertilizer increased from $2,621,294 for the nine months ended September 30, 2021, to a gross profit of $2,826,333 for the nine months ended September 30, 2022. And the gross margin for fertilizer increased from 38.2% for the nine months ended September 30, 2021, to 43.7% for the nine months ended September 30, 2022.

The gross profit for logistic decreased from $289,014 for the nine months ended September 30, 2021, to a gross profit of $239,691 for the nine months ended September 30, 2022. And the gross margin for logistic decreased from 46.9% for the nine months ended September 30, 2021, to 39.4% for the nine months ended September 30, 2022

Expenses

We incurred $218,395 in selling expenses for the nine months ended September 30, 2022, compared to $331,678 for the nine months ended September 30, 2021. We incurred $708,796 in general and administrative expenses for the nine months ended September 30, 2022, compared to $1,057,544 for the nine months ended September 30, 2021. Total selling, general and administrative expenses decreased by $462,031, or 33.3% for the nine months ended September 30, 2022, as compared to the same period in 2021. Our selling expenses decreased by $113,283, and our general and administrative expenses decreased by $348,748. We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Interest income (expense)

We incurred $64,147 in interest expense during the nine months ended September 30, 2022, compared with interest expense of $91,529 for the nine months ended September 30, 2021.

Net income

Our net income was $1,393,597 for the nine months ended September 30, 2022, compared with a net income of $1,525,631 for the nine months ended September 30, 2021, representing a decrease of $132,034.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At September 30, 2022 and December 31, 2021 our net current assets (working capital) were $6,626,068 and $5,403,720, respectively.

We have financed our operations over the nine months ended September 30, 2022 and 2021 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(1,135,389)	$4,388,257
Net cash provided by (used in) investing activities	(128,623)	(1,221,133)
Net cash used in financing activities	1,172,536)	(3,594,247)
Exchange rate effect on cash	294,264	156,869
Net cash inflow (outflow)	$202,788	$(270,255)

Cash Provided by Operating Activities

Net cash used in operating activities was $1,135,389 for the nine months ended September 30, 2022. The net cash outflow consisted primarily of a decrease of $3,115,395 in account payable and accrued payable, an increase of $703,821 in account receivable, an increase of $1,442,971 in inventory, an increase of $1,629,424 in other receivable, a decrease of $353,255 in other payable; and offset by net income of $1,393,597, depreciation and amortization of $524,121, assets impairment loss of $241,730, a decrease of $3,653,412 in prepayment.

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

Cash used in Investing Activities

The Company purchased office euipment in amount of $128,623 for the nine months ended September 30, 2022.

Net cash used in investing activities was $1,221,133 for the nine months ended September 30, 2021. The activities referred to the construction in progress of $1,221,133.

Cash Used in Financing Activities

Net cash provided by financing activities was $1,172,536 for the nine months ended September 30, 2022. During the period, cash used in financing activities mainly consisted of the short-term loans repayment of $262,875 and offset by proceeds from related party of $1,435,411.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at September 30, 2022 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of September 30, 2022
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$1,093,316	$1,044,318	$48,998	$-	$-
Others	-	-	-	-	-
	$1,093,316	$1,044,318	$48,998	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of September 30, 2022.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 30, 2022, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2022 that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: November 21, 2022	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)