Form 10-K
period 2022-12-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2023-04-17
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: None. The Company has not developed an active trading market for its common stock.

As of the date of this report, there are 19,251,477 shares of common stock and 9,500,000 shares of Series A Preferred Stock issued and outstanding.

Documents Incorporated by Reference: None

MULIANG VIAGOO TECHNOLOGY INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2022

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

ii

OTHER PERTINENT INFORMATION

Unless the context specifically states or implies otherwise, references in this Annual Report on Form 10-K to “we,” “us,” and words of like import refer to Muliang Viagoo Technology, Inc. or formerly known as M & A Holding Corporation, Mullan Agritech, Inc., and Muliang Agritech, Inc. (“Muliang Viagoo”, or previously known as “Mullan Agritech”), its wholly-owned subsidiaries, Muliang Agricultural Limited (“Muliang HK”), Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), Shanghai Muliang Industry Co., Ltd. (“Muliang Industry”), Shanghai Zongbao Environmental Construction Co., Ltd. (“Zongbao”), Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”), Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”), Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development”), Maguan Jiamu Agricultural Development Co., Ltd(“Maguan”)，Anhui Muliang Agricultural Biotechnology Co., Ltd(“Anhui Muliang”),Viagoo Pte Ltd. (“Viagoo”), Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”), Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”), and Viagoo’s two subsidiaries, NexG Pte Ltd and TPS Solutions (HK) Ltd.

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

iii

PART I

Item 1. Business

We primarily engage in the manufacturing and distribution of organic fertilizer and the sales of agricultural products in the PRC. Our organic fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” Our indirectly owned subsidiary Viagoo Pte Ltd, a Singapore company, is primarily focused on building smart document, operation and delivery platform for distribution and logistics companies.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 91.5% and 95.8%  of our total revenue for the fiscal years ended December 31, 2022 and 2021, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer in order to avoid the drying and cooling process, as such will increase our production capacity.

Besides our focus on producing organic fertilizers, we also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, we rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2022 and 2021 respectively . We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, we began the processing and distribution of black goat products business in June 2023. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2023.

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

On September 3, 2015, Mullan Agritech effected a split of its outstanding common stock resulting in an aggregate of 75,262,500 shares outstanding of which 60,000,000 were owned by Chenxi Shi, the founder of Mullan Agritech and its then sole officer and director. The remaining 15,262,500 were held by a total of 39 investors.

On January 11, 2016, Mullan Agritech issued 64,737,500 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the then sole officer and director of Mullan Agritech on that date, transferred 60,000,000 shares of common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

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

On February 22, 2016 and June 8, 2017, Muliang Industry established a 65% owned subsidiary of Maguan Jiamu Agricultural Development Co., Ltd (Maguan), and a 100% owned subsidiary of Anhui Muliang Agricultural Biotechnology Co., Ltd (Anhui Muliang) respectively. Since its establishment, both of the Companies have no operation.

On June 19, 2020, the Company entered into a Share Exchange Agreement with Viagoo Pte Ltd. and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo. Pursuant to the SEA, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 505,500 shares of the Company’s restricted common stock, valued at $5.60 per share.

On December 16, 2022, the Company entered into a Share Purchase Agreement with Viagoo Inc. (the “Buyer”), pursuant to which the Buyer purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20 to be paid to the Company.

Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglia, Anhui Muliang, Maguan, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock, the change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.”, and the creation of fifty million (50,000,000) shares of Blank Check Preferred Stock.

On April 5, 2019, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change and to authorize the creation of Blank Check Preferred Stock. As a result, the capital stock of the Company consists of 250,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of blank check preferred stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

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

On December 16, 2022, the Company entered into a share purchase agreement (the “Agreement”) with Viagoo Inc. (the “Buyer”), pursuant to which the Buyer purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20.

On February 24, 2023,our Board of Directors declared a two-for-one reverse stock split of our common stock and Series A Preferred Stock. There was no effect on total stockholders’ equity, and the par value per share of our both common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

As of December 31, 2022, there were 19,251,477 common shares of the Company issued and outstanding, and 9,500,000 preferred shares issued and outstanding.

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

The tables below demonstrate the quantitative metrics of the U.S. holding company and the VIE (Shanghai Muliang Industry Co., Ltd.), for the fiscal years ended December 31, 2022 and 2021.  Please read this data together with our consolidated financial statements and related notes included in the registration statement of which this prospectus is a part.

As of and for the year ended December 31, 2022

	Shanghai Muliang Industry Co., Ltd.(VIEs)	Consolidated Financials	% of the Consolidated Financials

Current assets	$17,244,572	$17,334,522	99%
Non-current assets	7,698,043	7,756,931	99%
Total Assets	24,942,615	25,091,453	99%
Current liabilities	7,967,596	9,221,958	86%
Non-current liabilities	67,573	76,126	89%
Total liabilities	8,035,169	9,298,084	86%
Total shareholders’ equity (deficit)	16,907,446	15,793,369	107%
Revenues	11,049,883	11,853,252	93%
Cost of goods sold	6,358,418	6,923,717	92%
Gross profit	4,691,465	4,929,535	95%
Total operating expenses	717,254	1,221,611	59%
Income before taxes	3,622,824	3,358,421	108%
Net income	3,190,198	2,919,536	109%
Net cash provided by (used in) operating activities	(1,315,795)	(1,302,022)	101%
Net cash provided by (used in) investing activities	(126,208)	(126,208)	100%
Net cash provided by (used in) financing activities	$1,444,460	$1,444,460	100%

As of and for the year ended December 31, 2021

	Shanghai Muliang Industry Co., Ltd.(VIEs)	Consolidated Financials	% of the Consolidated Financials
Current assets	$18,972,383	$19,173,830	99%
Non-current assets	8,995,363	9,726,617	92%
Total Assets	27,967,746	28,900,447	97%
Current liabilities	12,794,076	13,770,110	93%
Non-current liabilities	422,480	422,480	100%
Total liabilities	13,216,556	14,192,590	93%
Total shareholders’ equity (deficit)	14,751,190	14,707,857	100%
Revenues	9,731,082	10,635,402	91%
Cost of goods sold	5,910,793	6,388,771	93%
Gross profit	3,820,289	4,246,631	90%
Total operating expenses	1,527,941	2,501,093	61%
Income before taxes	2,462,471	1,946,158	127%
Net income	2,254,902	1,731,177	130%
Net cash provided by (used in) operating activities	5,484,916	4,930,236	111%
Net cash provided by (used in) investing activities	(1,158,773)	(1,158,773)	100%
Net cash provided by (used in) financing activities	$(4,328,560)	$(4,363,568)	99%

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

Our Products

We are committed to ensuring the quality of our agricultural products. We aim to provide high-quality and environmentally friendly organic straw fertilizer for our customers. Our organic fertilizers are the products of natural decomposition and are easy for plants to absorb and digest. Our powder form fertilizer maximizes the survival rate of microorganisms, ensures faster nutrient absorption, and increases soil improvement seed and processing productivity. While we are primarily engaged in producing organic fertilizers, we also sell agriculture food products such as apples. We generated our revenue mainly from our organic fertilizers, which constituted approximately 93.2% and 91.5% of our total revenue for the fiscal years ended December 31, 2022 and 2021, respectively . The sales of apples generated less than 1%  of our total revenue for the fiscal years ended December 31, 2022 and 2021, respectively. In addition, we invested in the construction of a deep-processing slaughterhouse which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, China. We expect to complete the construction in June 2023 and start generating revenues from the black goat processing products in the third quarter of 2023.

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

Apple Orchard

In 2014, we leased 350 mu (about 57.66 acres) of mountainous land as an apple farm and, for the purpose of using our own fertilizer to demonstrate the advantages of our organic straw fertilizer. The selling of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2022 and 2021, respectively. As the apple trees become more mature, we expect to generate more revenues from the sales of apples in the future.

Future Products

Black Goat Processing Products

Currently we invested in a goat slaughtering and processing factory located in Shuangbai County, Chuxiong City, Yunnan Province, PRC starting in 2018. This factory is expected to be completed in June 2023 with a capacity of deep processing of 200,000 black goats per year. Our products will include goat riblets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, and lamb viscera, etc. We expect to commence sales of black goat processing products and start generating revenue in the third quarter of 2023.

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

The following table sets forth information as to each supplier that accounted for 10% or more of the  Company’s purchase for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
Suppliers	2022		2021
	Amount	%	Amount	%
A	678,040	12%	977,168	19%
B	3,735,133	64%	913,496	18%
C	N/A	N/A	837,216	16%
D	N/A	N/A	623,261	12%
E	N/A	N/A	621,401	12%

Customers

Our customers are mainly located in provinces of Guangdong, Jilin and Shandong.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
Customer	2022		2021
	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	4,774,456	40%	3,521,542	36%
Guangzhou Xianshangge Trading Co., Ltd	4,503,761	38%	3,414,994	35%

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

Scale Up Production of Organic Fertilizer and Accelerate Penetration in Local and Regional Markets

We plan to construct a new organic fertilizer factory in Heilongjiang Province, China. We have entered into a strategic cooperation agreement with Suihua City of Heilongjiang Province to produce a total of 1 million tons of organic fertilizer. We expect to produce 107,000 tons of organic fertilizer in 2023 and the remaining within the next 10 years. In addition, we will establish warehouse and distribution center in Heilongjiang Province, which is expected to accelerate penetration in the local and regional market.

Increase Sources of Revenue by Expanding Our Current Business

We have a slaughtering and processing plant for black goats under construction in Yunnan Province, China. We expect the plant to begin operations in June 2023 and start generating revenue in the third quarter of 2023. Demand for lamb in China as an alternative to pork is increasing due to growing concern on swine disease and pork quality. We plan to offer lamb and lamb products to consumers via a subscription program available on our website and mobile app in the future.

Continue to Invest in Research and Development and Expand Our Product Portfolio

We have invested significant capital in the development and improvement of our products. One of the R&D results introduced us to a type of forage grass that contains 30% more protein than other crops. We plan to work with the forage grass farmers in Xinjiang Province and to produce plant protein powder from the forage grass to be used in food and beverages in 2023.

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

We also plan to look at introducing specialized services such as medicine delivery linking to hospital and clinical systems for on demand dispensing.

Competitive Advantages

Competitive Advantages of Our Technology

●	Quick disposal: straw can be broken down into powder in three hours.

●	Continuous operation: the production line is formed with connecting hydrolysis tanks, which allows the full use of steam heat and continuous charging, hydrolysis and discharge.

●	Environmental protection: all the disposal devices are closed containers and pipelines to avoid gas and material leakage.

●	High fertilizer efficiency: the organic fertilizer matrix after straw disposal has a higher content of organic matter than the compost products of livestock and poultry manure, and it has a comprehensive organic nutritional composition. It also avoids pesticide, insect pest returning to the field, excessive loose soil and the hidden trouble of fermenting and burning seedlings in the field.

●	Less space: a plant capable of handling the disposal of 80,000 tons of straw only requires 6.6 - 8.2 acres of land.

●	Strong replicability: our technology and production line can be replicated in different countries.

Competitive Advantage of Our Products

●	Quality Advantage. Compared with the traditional compost manure fermented fertilizer, our product has a high concentration of organic matter and small molecular organic nutrients that can be directly absorbed by crops rich in fulvic acid, polysaccharides and monosaccharides. The effectiveness of our product is 50% higher than the same amount of conventional organic fertilizer.

●	Safety advantage. Compared with traditional livestock and poultry manure composting fermented fertilizer, our product generates less residue of heavy metals, antibiotics, toxic and harmful bacteria, avoids the pollution of soil, and ensures the quality and safety of agricultural products.

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

The validity of utility model patent is ten years. It was noticed that five of the utility model patents owned by the Company were expired in April 2019 and were not extendable. The Company has noticed the situation and is planning to submit patent applications in another country to protect their intellectual property.

However, the expired patents has little impact on the company. And the Company also improved some patents although there is no further successful patent extension so far.

Trademarks

We own several trademarks through our subsidiaries and/or VIE entities, including Muliang, Zongbao, Xiutubao, Vijifeng, Jingletu, and Huangdicao. Muliang and Zongbao are our company’s brand names.

Our Employees

As of the date hereof, we have 110 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Senior management	12
Sales, Technical and Procurement	26
IT Development & Solutions	5
Accounting	5
Human resources and administrative personnel	6
Warehouse	5
Factory	51
Total	110

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

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the Holding Foreign Company Accountable Act, or the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If our auditor cannot be inspected by the Public Company Accounting Oversight Board, or the PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA, which became effective on January 10, 2022. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in Mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made its determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the HFCA Act. The report further listed in its Appendix A and Appendix B, Registered Public Accounting Firms Subject to the Mainland China Determination and Registered Public Accounting Firms Subject to the Hong Kong Determination, respectively.

On August 26, 2022, the PCAOB signed a SOP with the CSRC and the MOF of the PRC regarding cooperation in the oversight of PCAOB-registered public accounting firms in the PRC and Hong Kong which establishes a method for the PCAOB to conduct inspections of PCAOB-registered public accounting firms in the PRC and Hong Kong, as contemplated by the Sarbanes-Oxley Act. Under the agreement, (a) the PCAOB has sole discretion to select the firms, audit engagements and potential violations it inspects and investigates without consultation with, or input from, PRC authorities; (b) procedures are in place for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (c) the PCAOB has direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates; and (d) the PCAOB shall have the unfettered ability to transfer information to the SEC in accordance with the Sarbanes-Oxley Act, and the SEC can use the information for all regulatory purposes, including administrative or civil enforcement actions. The PCAOB was required to reassess its determinations as to whether it is able to carry out inspections and investigations completely and without obstruction by the end of 2022. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and vacated its previous determinations. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

Congress passed fiscal year 2023 Omnibus spending legislation in December 2022, which contained provisions to accelerate the HFCAA timeline for implementation of trading prohibitions from three years to two years. As a result, the SEC is required to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years.

Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards with the last inspection in November 2021, and as of the date of this prospectus, our auditor is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. However, as more stringent criteria have been imposed by the SEC and the PCAOB recently, which would add uncertainties to our offering, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

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

In order for us to pay dividends to our shareholders, we will be dependent on payments made from Shanghai Muliang to Shanghai Mufeng, pursuant to VIE Agreements between them, and the distribution of such payments to Muliang HK as dividends from Shanghai Mufeng. Certain payments from Shanghai Muliang to Shanghai Mufeng are subject to PRC taxes, including business taxes and VAT. During the years ended December 31, 2022 and 2021, Shanghai Muliang made no payments to Shanghai Mufeng. For the years ended December 31, 2022 and 2021, there was no cash transferred between the Company and Shanghai Muliang (our VIEs).

For the years ended December 31, 2022 and 2021, none of the VIE and its subsidiaries have issued any dividends or distributions to respective holding companies, or to any investors as of the date of this prospectus. Our subsidiaries in the PRC generate and retain cash generated from operating activities and re-invest it in our business.

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

For the years ended December 31, 2022 and 2021, Muliang and its subsidiaries have not distributed any earnings or settled any amounts owed under the previous VIE Agreements. nor does Muliang and its subsidiaries have any plan to distribute earnings or settle amounts in the foreseeable future.

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

On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”). If the America COMPETES Act is enacted into law, it would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as a firm headquartered in California and registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards with the last inspection in November 2021, and as of the date of this prospectus, our auditor is not subject to the PCAOB determinations. However, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

On August 26, 2022, the PCAOB signed the SOP Agreements with the CSRC and China’s Ministry of Finance. The SOP Agreements established a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in Mainland China and Hong Kong, as required under U.S. law. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainties and depends on a number of factors out of our and our auditor’s control. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and is making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

In addition, the recent developments would add uncertainties to our offering and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in Hong Kong and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our ordinary share could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time..

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

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions.

On August 26, 2022, the PCAOB signed a Statement of Protocol (SOP) Agreement with the CSRC and the MOF of the PRC regarding cooperation in the oversight of PCAOB-registered public accounting firms in the PRC and Hong Kong. The SOP remains unpublished and is subject to further interpretation and implementation. Pursuant to the fact sheet with respect to the SOP disclosed by the SEC, the SOP seeks to establish a method for the PCAOB to conduct inspections of PCAOB-registered public accounting firms in the PRC and Hong Kong, as contemplated by the Sarbanes-Oxley Act. Under the agreement, (a) the PCAOB has sole discretion to select the firms, audit engagements and potential violations it inspects and investigates without consultation with, or input from, PRC authorities; (b) procedures are in place for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (c) the PCAOB has direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates; and (d) the PCAOB shall have the unfettered ability to transfer information to the SEC in accordance with the Sarbanes-Oxley Act, and the SEC can use the information for all regulatory purposes, including administrative or civil enforcement actions. The PCAOB is required to reassess its determinations as to whether it is able to carry out inspections and investigations completely and without obstruction by the end of 2022.

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and is subject to inspection by the PCAOB on a regular basis with the last inspection in October 2019, and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. Despite that we have a U.S. based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include but not limited to that trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and as a result an exchange may determine to delist our securities.

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

We consider our major suppliers in each period to be those suppliers that accounted for more than 10% of overall purchases in such period. For the years ended December 31, 2021 and 2020, 77% and 45% of our supplies came from five and two key suppliers, respectively. For the year ended December 31, 2022, 76% of our supplies came from two key suppliers. Although we believe that we can locate replacement suppliers readily on the market for prevailing prices and that we may not have significant difficulty replacing a given supplier, any difficulty in replacing such a supplier could adversely affect our company’s performance to the extent it results in higher prices, slower supply chain and ultimately less desirable results of operations.

In addition, for the years ended December 31, 2021 and 2020, two key customers accounted for 71% and 78% of our revenues, respectively. For the year ended December 31, 2022, two key customers accounted for 78% of our revenues. As the majority of our revenues are driven by individual orders for organic fertilizers, there can be no assurance that we will maintain or improve the relationships with customers who do not have long-term contracts with us. Our major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

We have engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations.

We have entered into a number of transactions with related parties, including our shareholders, directors and executive officers. For example, for fiscal year ended December 31, 2022, we have due to related paties balance of $897,821,$102,007,and $45,080, respectively, from Mr. Lirong Wang,Ms. Xueying Sheng, and Mr. Guohua Lin. See “Related Party Transactions.” We may in the future enter into additional transactions with entities in which members of our board of directors and other related parties hold ownership interests.

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

For the years ended December 31, 2022 and 2021, revenue from two customers represented 78% and 71% of our revenue, respectively. As the majority of our revenues are driven by individual orders for fertilizer products, there can be no assurance that we will maintain or improve the relationships with customers who do not have long-term contracts with us. Our major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

Any failure of any of our key suppliers to deliver necessary materials could result in delays in our products development or marketing schedules.

For the years ended December 31, 2021 and 2020, five and two suppliers accounted for 77% and 45% of our purchases, respectively. For the year ended December 31, 2022, two suppliers accounted for 76% of our purchases, respectively. We are dependent on our suppliers for our products. Our suppliers may fail to meet timelines or contractual obligations or provide us with sufficient products, which may adversely affect our business. Certain of our contracts with key suppliers can be terminated by the supplier upon giving notice within a certain period and restrict us from using other suppliers. Failure to appropriately structure or adequately manage our agreements with third parties may adversely affect our supply of products. We are also subject to credit risk with respect to our third-party suppliers. If any such suppliers become insolvent, an appointed trustee could potentially ignore the service contracts we have in place with such party, resulting in increased charges or the termination of the service contracts. We may not be able to replace a service provider within a reasonable period of time, on as favorable terms or without disruption to our operations. Any adverse changes to our relationships with third-party suppliers could have a material adverse effect on our image, brand and reputation, as well as on our business, financial condition and results of operations.

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

We have implemented a number of measures to address the material weaknesses that have been identified in connection with the audits of our consolidated financial statements as of and for the two years ended December 31, 2022 and 2021. However, there is no assurance that we will not have any material weakness in the future. Failure to discover and address any control deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud. Ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2022.

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

As of December 31, 2022 and 2021, our long-term loan payable balances were $0 and $283, 860 respectively. We also have advances from related parties (Mr. Lirong Wang, Ms. Xueying Sheng and Mr. Guohua Lin) for working capital of the Company which are due on demand, non-interest bearing, and unsecured. For further information, see “Related Party Transactions.”

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

On June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over Mainland China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China”, or “PRC Personal Information Protection Law”, which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of Mainland China that is carried out outside of Mainland China where (1) such processing is for the purpose of providing products or services for natural persons within Mainland China, (2) such processing is to analyze or evaluate the behavior of natural persons within Mainland China, or (3) there are any other circumstances stipulated by related laws and administrative regulations.

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”), together with other relevant government authorities in Mainland China issued the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and the Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (“Draft Overseas Listing Regulations”). The Draft Overseas Listing Regulations require that a Mainland China domestic enterprise seeking to issue and list its shares overseas (“Overseas Issuance and Listing”) shall complete the filing procedures of and submit the relevant information to CSRC. The Overseas Issuance and Listing includes direct and indirect issuance and listing. Where an enterprise whose principal business activities are conducted in Mainland China seeks to issue and list its shares in the name of an overseas enterprise (“Overseas Issuer”) on the basis of the equity, assets, income or other similar rights and interests of the relevant Mainland China domestic enterprise, such activities shall be deemed an indirect overseas issuance and listing (“Indirect Overseas Issuance and Listing”) under the Draft Overseas Listing Regulations.

On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which will come into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. Since these statements and regulatory actions by the PRC government are newly published, their interpretation, application and enforcement of unclear and there also remains significant uncertainty as to the enactment, interpretation and implementation of other regulatory requirements related to overseas securities offerings and other capital markets activities,; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such filings, permissions or approvals required by the PRC government, (ii) inadvertently conclude that such filings, permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such filings, permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC or any other PRC governmental authorities, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

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

Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of our operations in the People’s Republic of China, or “PRC” or “China,” though our variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in this offering are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations. For a description of the VIE contractual arrangements, see “Corporation History and Structure-Contractual Arrangements.”

The VIE contributed 93% of the Company’s revenue for the years ended December 31, 2022. As of December 31, 2022, the VIE accounted for 99% and 86% of the consolidated total assets and total liabilities of the Company respectively.

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

We have relied and expect to continue relying on contractual arrangements with the VIE and their shareholders to operate our business in China. The revenues contributed by the VIE and their subsidiaries constituted substantially 93% of our net revenue for the year of 2022.

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

All the agreements under our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. See “Risks Relating to Doing Business in China-Uncertainties with respect to the PRC legal system and changes in laws and regulations in China could adversely affect us.” Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated variable interest entity, and our ability to conduct our business may be negatively affected.

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

Property, plant and equipment at December 31, 2022 and 2021 consisted of:

	December 31,	December 31,
	2022	2021
Building	$2,795,874	$3,037,848
Operating equipment	2,740,527	2,981,424
Vehicle	82,034	89,134
Office equipment	78,714	100,851
Apple Orchard	924,972	1,110,067
Construction in progress	2,876,250	3,125,180
	9,498,371	10,444,504
Less: Accumulated depreciation	(3,493,796)	(3,250,242)
	$6,004,575	$7,194,262

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Markets under the symbol “MULG’”, however, there is no active public trading market for our common stock. We had 19,251,477 shares of common stock issued and outstanding as of March 31, 2023.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2022
First Quarter	$7.00	$7.00
Second Quarter	7.00	7.00
Third Quarter	7.00	7.00
Fourth Quarter	7.00	7.00

Fiscal Year Ended December 31, 2021
First Quarter	$7.00	$7.00
Second Quarter	$7.00	$7.00
Third Quarter	$7.00	$7.00
Fourth Quarter	$7.00	$7.00

Fiscal Year Ended December 31, 2020
First Quarter	$7.00	$7.00
Second Quarter	$7.00	$7.00
Third Quarter	$7.00	$7.00
Fourth Quarter	$7.00	$7.00

Holders of Capital Stock

As of March 31 2023, we had 1,033 holders of our common stock and 1 holder of our Series A Preferred Stock.

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

On February 16, 2021, we sold to a non-U.S. investor a $14,960 convertible note that may be converted into 2,671 shares of our common stock at a price of $5.60 per share. In conjunction with the convertible note, we issued to the investor 1,336 warrants that can be exercised for three years to our common stock at an exercise price of $4.80. The transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Regulation S promulgated hereunder as a transaction by the Company not involving any public offering. The securities were sold in an offshore transaction by a foreign issuer, to foreign investors, not using any directed selling efforts in the United States. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

On May 20, 2021, we sold to a non-U.S. investor a $231,839 (or RMB 1,5000,000) convertible note that may be converted into 34,094 shares of our common stock at a price of $6.80 per share. In conjunction with the convertible note, we issued to the investor 17,047 warrants that can be exercised for three years to our common stock at an exercise price of $4.80. The transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Regulation S promulgated hereunder as a transaction by the Company not involving any public offering. The securities were sold in an offshore transaction by a foreign issuer, to foreign investors, not using any directed selling efforts in the United States. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

On June 24, 2021, we sold to a non-U.S. investor a $204,000 (or SGD 271,320) convertible note that may be converted into 30,000 shares of our common stock at a price of $6.80 per share. In conjunction with the convertible note, we issued to the investor 15,000 warrants that can be exercised for three years to our common stock at an exercise price of $4.80. The transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Regulation S promulgated hereunder as a transaction by the Company not involving any public offering. The securities were sold in an offshore transaction by a foreign issuer, to foreign investors, not using any directed selling efforts in the United States. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 93.2% and 91.5% of our total revenue for the years ended December 31, 2022 and 2021, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

In addition, we plan to engage in the processing and distribution of black goat products, with business commencing in June 2023. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2023.

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

As a result of the COVID-19 outbreak in December 2019 and continuing through 2020,2021 and 2022, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2022 with potential continuing impacts on subsequent periods, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations and decline in demand by the Company’s customers.

Though the global outbreak and spread of the novel strain of coronavirus (COVID-19) came to en end in November 2022, we are still taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business (including but not limited to our employees, customers, other business partners, our manufacturing capabilities and capacity and our distribution channels) posed by its spread and the governmental and community reactions thereto.

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

Sale of Viagoo

On December 16, 2022, Muliang Viagoo Technology Inc. (the “Company”) entered into a share purchase agreement (the “Agreement”) with Viagoo Inc. (the “Buyer”), pursuant to which the Buyer purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20 to be paid to the Company as follows:

(i)	The Buyer agrees to issue a convertible note to a certain convertible noteholder of the Company in exchange for the cancellation of certain debt of the Company held by certain noteholder;

(ii)	US$1,000,000 in a promissory note issued by the Buyer (the “Promissory Note”), which must be paid off by the Buyer within three (3) business days of the closing date of the next financing transaction by the Buyer (the “Closing Date”);

(iii)	625,715 ordinary shares of the Buyer, valued at US$5.60 per share, or an aggregate of US$3,504,001.20, within seven (7) business days of the Closing Date.

(iv)	US$750,000 within five (5) business days of a Liquidity Event by the Buyer in any combination of cash or stock. Each share of stock shall be valued at the fair market value price at the time of the Liquidity Event. “Liquidity Event” shall mean any event that allows the Buyer to raise capital or shareholders of the Buyer to sell or dispose for consideration part or all of their ownership shares and list on a national stock exchange in the United States, including but not limited to acquisition, merger, initial public offering, SPAC merger and listing, direct listing or other such events.

Should the Buyer fail to perform a financing transaction after the effective date of the Agreement, shall result in the cancellation of the transaction. The Agreement also includes customary representations, warranties, and covenants by the parties.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $3,965,137 and $6,876,227 as of December 31, 2022 and 2021, respectively. Our cash balances as of December 31, 2022 and December 31, 2021 were $73,313 and $38,013, respectively. We had current liability of $9,221,958 at December 31, 2022 which would be due within the next 12 months. In addition, we had a working capital of $8,112,564 and working capital of $5,403,720 at December 31, 2022 and 2021, respectively.

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

Details of the VIE Agreements, are set forth below:

	As of December 31, 2022	As of December 31, 2021

Current assets	$17,244,572	$18,972,383
Non-current assets	7,698,043	8,995,363
Total Assets	24,942,615	27,967,746
Current liabilities	7,967,596	12,794,076
Non-current liabilities	67,573	422,480
Total liabilities	8,035,169	13,216,556
Total shareholders’ equity (deficit)	$16,907,446	$14,751,190

	For the years ended December 31,
	2022	2021
Net income	$3,190,198	$2,254,902
Net cash provided by (used in) operating activities	(1,315,795)	5,484,916
Net cash provided by (used in) investment activities	(126,208)	(1,158,773)
Net cash provided by (used in) financing activities	$1,444,460	$(4,328,560)

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

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang, 100% controlled Anhui Muliang, 65% controlled Maguan, and 51% controlled Heilongjiang. Accordingly, the 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 20% interest in Yunnan Muliang, 35% equity interest in Maguan, and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 93.2% of our total revenue for the year ended December 31, 2022.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020,2021,and 2022, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2022. However, the COVID-19 came to an end in November, 2022 in China. And we are growing our revenue and net income steadily currently and expect to keep growing for the coming years.

Operating Results for the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021	Fluctuation
	$	$	$	%
Revenues-fertilizer	11,049,883	9,730,962	1,318,921	13.6%
Reveues-logistic	803,369	904,320	(100,951)	-11.2%
Reveues-others	-	120	(120)	-100.0%
Subtoal of revenue	11,853,252	10,635,402	1,217,850	11.5%
Cost-fertilizer	6,358,418	5,910,703	447,715	7.6%
Cost- logistic	565,299	477,978	87,321	18.3%
Cost- others	-	90	(90)	-100.0%
Subtotal of cost	6,923,717	6,388,771	534,946	8.4%
Gross profit	4,929,535	4,246,631	682,904	16.1%
Gross margin	41.59%	39.93%
Operating expenses:
General and administrative expenses	897,822	2,033,234	(1,135,412)	-55.8%
Selling expenses	323,789	467,859	(144,070)	-30.8%
Total operating expenses	1,221,611	2,501,093	(1,279,482)	-51.2%
Income(loss) from operations	3,707,,924	1,745,538	1,962,386	112.4%
Other income (expense):
Interest expense	(124,730)	(151,720)	26,990	-17.8%
Asset impairment loss	(237,191)	-	(237,191)	N/A
Other income (expense), net	12,418	352,340	(339,922)	-96.5%
Total other income (expense)	(349,503)	200,620	(550,123)	-274.2%
Income before income taxes	3,358,421	1,946,158	1,412,263	72.6%
Income taxes	438,885	214,981	223,904	104.2%
Net income (loss)	2,919,536	1,731,177	1,188,359	68.6%

Revenue.

Revenue for fertilizer increased from $9,730,962 for the year ended December 31, 2021 to $11,049,883 for the year ended December 31, 2022, which represented an increase of $1,318,921, or approximately 13.6%. The increase in revenue was mainly due to the end of economic depression resulting from continuous impact of COVID-19 in November 2022. We expect to see a trend of improving sales as the epidemic moves further into the past.

Revenue for logistic decreased from $904,320 for the year ended December 31, 2021 to $803,369 for the year ended December 31, 2022, which represented a decrease of $100,951, or 11.2%.

Cost of sales

Cost of sales for fertilizer increased from $5,910,703 for the year ended December 31, 2021 to $6,358,418 for the year ended December 31, 2022, which represented an increase of approximately $447,715, or 7.6%. The increase in cost of revenue was in line with the increase in revenue.

Cost of sales for logistic decreased from $477,978 for the year ended December 31, 2021 to $565,299 for the year ended December 31, 2022, which represented an increase of $87,321, or 18.3%.

Gross profit

The gross profit for fertilizer increased from $3,820,259 for the year ended December 31, 2021 to gross profit of $4,691,465 for the year ended December 31, 2022. The gross margin inreased from 39.3% for the year ended December 31, 2021 to 42.5% for the year ended December 31, 2022. The increased gross margin was due to the decrease in material cost..

The gross profit for logistic decreased from $426,342 for the year ended December 31, 2021 to gross profit of $238,070 for the year ended December 31, 2022. The gross margin decreased from 47.1% for the year ended December 31, 2021 to 29.6% for the year ended December 31, 2022.

Expenses.

We incurred $323,789 in selling expenses for the year ended December 31, 2022, compared to $467,859 for the year ended December 31, 2021. We incurred $897,822 in general and administrative expenses for the year ended December 31, 2022, compared to $2,033,234 for the year ended December 31, 2021. Total selling, general and administrative expenses decreased by $1,279,482, or 51.2% for the year ended December 31, 2022 as compared to the same period in 2021. Our selling expenses decreased by $144,070 and our general and administrative expenses decreased by $1,135,412. The decrease in general and administrative expenses was due to the improved management for the year ended December 31, 2022. We expect our general and administrative expense to increase for the next year, if we successfully complete our public offering.

Interest expense

We incurred $124,730 in interest expense during the year ended December 31, 2022, compared with interest expense of $151,720 for the year ended December 31, 2021. The decreased interest expense reflects the decreased loan balance as of December 31, 2022.

Net Income.

Our net income was $2,919,536 for the year ended December 31, 2022, compared with net income of $1,731,177 for the year ended December 31, 2021, representing an increase of $1,188,359, or 68.6%. The significant increase in net income was mainly due to the significant decrease in General and administrative expenses, the significant increase in gross profit for the year ended December 31, 2022.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2022 and December 31, 2021 our working capital was $8,112,564 and $5,403,720, respectively. The improvement in our working capital deficit was reflecting faster decrease in our current liability, especially the significant decrease in account payable and accrued liability balance.

We have financed our operations over the years ended December 31, 2022 and 2021 primarily through proceeds from stock issuance and advances from related parties, and net cash inflow from operations.

The components of cash flows are discussed below:

	For the Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(1,302,022)	$4,930,236
Net cash provided by (used in) investing activities	(126,208)	(1,158,773)
Net cash (used in) provided by financing activities	1,444,460	(4,363,568)
Exchange rate effect on cash	19,070	281,284
Net cash inflow (outflow)	$35,300	$(310,821)

Cash provided by (used ini)Operating Activities

Net cash used in operating activities was $1,302,022 for the year ended December 31, 2022. Cash used in operating activities for the year ended December 31, 2022 consisted primarily of an increase of $1,488,529 in account receivable, an increase of $1,655,546 in other receivable, and a decrease of $4,332,753 in account payable and accrued liability, which was offset by net income of $2,919,536, depreciation and amortization of $494,439, and a decrease of $2,720,957 in prepayment, and the assets impairment loss of $237,191.

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

Cash used in Investing Activities

Net cash used in investing activities was $126,208 for the year ended December 31, 2022. The investment activity was payments made for intangible assets.

Net cash used in investing activities was $1,158,773 for the year ended December 31, 2021. The investment activity was payments made for construction in progress.

Cash provided by (used in) Financing Activities

Net cash provided by financing activities was $1,444,460 for the year ended December 31, 2022. During the period, cash provided by financing activities consisted of borrowing of $1,755,885 from related party, offset by short term loan repayment of $311,425.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of December 31, 2022
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Contractual obligations
Loans	$1,039,243	$1,039,243	$-	$—	$—
Others	—	—	—	—	—
	$1,039,243	$1,039,243	$-	$—	$—

Commitments for Capital Expenditure

There is no commitment for capital expenditure as of December 31, 2022.

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
Muliang Viagoo Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muliang Viagoo Technology, Inc., its subsidiaries and its variable interest entities (collectively the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts receivable

We assessed the carrying value of accounts receivable as a critical audit matter. As of December 31, 2022, the Company’s accounts receivable balance was quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgment and assumptions in regards the estimation of the net carrying value.

The Company’s accounts receivable is stated at gross receivables less an allowance for bad debt based on management assessment of collectability of those balances.

Our principal audit procedures performed to address the net carrying value of the accounts receivables and related bad debt expense included the following:

●	Independently sending confirmation to the Company’s customers and checking for subsequent payment from customers.
●	Inquired with Company personnel to understand management’s assessment on the credit worthiness of the Company’s customers and the recoverability of the receivables.
●	Performed quantitative and qualitative analysis on accounts receivable aging and past collections from customers, and researched if there are any historical, geographical or industry trends that would influence collectability.

The accounts relevant to this critical audit matter include the accounts receivable, allowance for bad det, and bad debt expense, and the related disclosure in the accompanying note 3 to the financial statements.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since March 15, 2016.

San Mateo, CA

April 17, 2023

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$73,313	$38,013
Accounts receivable, net	11,756,610	11,433,504
Due from related party	-	716,721
Inventories	194,226	133,913
Prepayment	3,719,342	6,805,039
Other receivables, net	1,591,031	46,640
Total Current Assets	17,334,522	19,173,830

Long term investment	29,459	21,273
Property, plant and equipment, net	6,004,575	7,194,262
Right of use assets	1,274,228	1,284,319
Operating lease right of use asset, net	140,120	224,463
Intangible assets, net	46,885	12,831
Goodwill	-	695,175
Other assets and deposits	19,798	31,496
Deferred tax asset	241,866	262,798

Total Assets	$25,091,453	$28,900,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$1,039,243	$1,174,756
Accounts payable and accrued liability	3,430,697	8,291,572
Advances from customers	282,978	501,720
Operating lease liabilities - current	56,165	67,484
Income tax payable	929,105	543,477
Accrued Interest	1,576,932	1,750,989
Other payables	861,614	1,278,683
Due to related party	1,045,224	161,429
Total Current Liabilities	9,221,958	13,770,110

Long-term loans	-	283,860
Operating lease liabilities - noncurrent	67,573	138,620
Deferred tax liabilities	8,553	-
Total Liabilities	9,298,084	14,192,590

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 50,000,000 shares authorized, 9,500,000 shares issued and outstanding as of December 31, 2022 and 2021.	950	950
Common stock, $0.0001 par value, 250,000,000 shares authorized, 19,251,477 shares issued and outstanding as of December 31, 2022 and 2021.	1,925	1,925
Additional paid in capital	19,936,668	19,936,668
Accumulated deficit	(3,965,137)	(6,876,227)
Accumulated other comprehensive loss	(328,151)	1,500,727
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology Inc. and Subsidiaries	15,646,255	14,564,043
Noncontrolling interest	147,114	143,814
Total Stockholders’ Equity (Deficit)	15,793,369	14,707,857
Total Liabilities and Stockholders’ Equity	$25,091,453	$28,900,447

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021
Revenues	$11,853,252	$10,635,402
Cost of goods sold	6,923,717	6,388,771
Gross profit (loss)	4,929,535	4,246,631
	41.59%	39.93%
Operating expenses:
General and administrative expenses	897,822	2,033,234
Selling expenses	323,789	467,859
Total operating expenses	1,221,611	2,501,093

Income (Loss) from operations	3,707,924	1,745,538

Other income (expense):
Interest expense	(124,730)	(151,720)
Asset impairment loss	(237,191)	-
Other income (expense), net	12,418	352,340
Total other income (expense)	(349,503)	200,620

Income (Loss) before income taxes	3,358,421	1,946,158

Income taxes	438,885	214,981

Net income	2,919,536	1,731,177

Net income (loss) attributable to noncontrolling interest	8,445	11,072
Net income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	2,911,091	1,720,105

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(1,823,732)	375,277

Total Comprehensive income(loss)	1,095,804	2,106,454
Total comprehensive (income) loss attributable to noncontrolliing interests	3,299	13,973
Total comprehensive (income) loss attributable to Muliang Viagoo Technology Inc. common stockholders	$1,092,505	$2,092,481

Earnings per common share
Basic and diluted	0.15	0.09
Weighted average common shares outstanding
Basic	19,251,477	19,251,477
Diluted	19,251,477	19,251,477

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
Balance, December 31, 2020	9,500,000	$950	19,251,477	$1,925	19,936,668	(8,596,332)	1,128,351	129,841	12,601,403
Net income						1,720,105		11,072	1,731,177
Foreign currency translation adjustment							372,376	2,901	375,277
Balance, December 31, 2021	9,500,000	$950	19,251,477	$1,925	19,936,668	(6,876,227)	1,500,727	143,814	14,707,857
Net income						2,911,091		8,445	2,919,536
Foreign currency translation adjustment							(1,828,878)	(5,146)	(1,834,024)
Balance, December 31, 2022	9,500,000	$950	19,251,477	$1,925	19,936,668	(3,965,136)	(328,151)	147,113	15,793,369

See accompanying notes to consolidated financial statements

Reverse Stock Split

On February 24, 2023, our Board of Directors declared a two-for-one reverse stock split of our common stock and Series A Preferred Stock. There was no effect on total stockholders’ equity, and the par value per share of our both common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,919,536	$1,731,177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	494,439	513,563
Assets impairments loss	237,191	352,740
Amortization of right of use assets	99,766	164,464
Deferred income tax assets	-	201,245
Changes in assets and liabilities:
Accounts receivable	(1,488,529)	1,978,747
Inventories	(72,908)	17,025
Prepayment	2,720,957	(6,292,144)
Other receivables	(1,655,546)	10,758,708
Accounts payable and accrued payables	(4,332,753)	(2,393,158)
Advances from customers	(194,859)	196,950
Lease liability	(67,742)	(18,099)
Accrued interest	(35,524)	(707.481)
Other payables	(358,677)	(1,572,906)
Net cash provided by (used in) operating activities	(1,302,022)	4,930,236

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible assets	(126,208)	-
Purchase of Property, plant and equipment, net	-	(1,158,773)
Net cash used in investing activities	(126,208)	(1,158,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	1,755,885	302,617
Repayment of short-term loans	(311,425)	(4,666,185)
Net cash provided by (used in) financing activities	1,444,460	(4,363,568)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,070	281,284

NET INCREASE (DECREASE) IN CASH	35,300	(310,821)
CASH, BEGINNING OF PERIOD	38,013	348,834
CASH, END OF PERIOD	$73,313	$38,013

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$160,254	$(859,201)
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term investment without paying cash	$-	$10,894
Recognization of operating lease right of use asset	$-	$221,290

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

On August 21, 2014, Muliang Agricultural Limited (“Muliang HK”) was incorporated in Hong Kong as an investment holding company.

January 27, 2015, Muliang HK incorporated a wholly foreign-owned enterprise, Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng”), in China.

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

On September 3, 2015, Muliang Viagoo effected a split of its outstanding common stock resulting in an aggregate of 75,262,500 shares outstanding of which 60,000,000 were owned by Chenxi Shi, the founder of Muliang Viagoo and its sole officer and director. The remaining 15,262,500 were held by a total of 39 investors.

On January 11, 2016, Muliang Viagoo issued 64,737,500 shares of its common stock to Lirong Wang for an aggregate consideration of $64,737.50. On the same date, Chenxi Shi, the sole officer and director of Muliang Viagoo on that date, transferred 60,000,000 shares of common stock of the Company held by him to Lirong Wang for $800 pursuant to a transfer agreement.

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

On February 22, 2016 and June 8, 2017, Muliang Industry established a 65% owned subsidiary of Maguan Jiamu Agricultural Development Co., Ltd (Maguan), and a 100% owned subsidiary of Anhui Muliang Agricultural Biotechnology Co., Ltd (Anhui Muliang) respectively. Since its establishment, both of the Companies have no operation.

On June 19, 2020, the Company entered into a Share Exchange Agreement with Viagoo Pte Ltd. and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo. Pursuant to the SEA, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 505,500 shares of the Company’s restricted common stock, valued at $5.60 per share.

On December 16, 2022, the Company entered into a Share Purchase Agreement with Viagoo Inc. (the “Buyer”), pursuant to which the Buyer purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20 to be paid to the Company.

Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, Anhui Muliang, Maguan and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock, the change of corporate name from “Mullan Agritech Inc.” to “Muliang Viagoo Inc.”, and the creation of fifty million (50,000,000) shares of Blank Check Preferred Stock.

On April 5, 2019, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the Name Change and to authorize the creation of Blank Check Preferred Stock. As a result, the capital stock of the Company consists of 250,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of blank check preferred stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

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

Pursuant to the SEA, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 505,500 shares of the Company’s restricted common stock, valued at $5.60 per share. The Company recognized $673,278 in goodwill as result of this transaction.

On December 16, 2022, the Company entered into a Share Purchase Agreement with Viagoo Inc. (the “Buyer”), pursuant to which the Buyer purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20 to be paid to the Company.

Muliang Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, Anhui Muliang, Maguan, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Heilongjiang, Anhui Muliang , Maguan, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded for these transactions. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $3,965,137 and $6,876,227 as of December 31, 2022 and December 31, 2021, respectively. Our cash balances as of December 31, 2022 and December 31, 2021 were $73,313 and $38,013, respectively. We had current liability of $9,221,958 at December 31, 2022 which would be due within the next 12 months. In addition, we had net working capital of $8,112,564 and $5,403,720 at December 31, 2022 and 2021, respectively.

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

Details of the VIE Agreements, are set forth below:

	As of December 31, 2022	As of December 31, 2021

Current assets	$17,244,572	$18,972,383
Non-current assets	7,698,,043	8,995,363
Total Assets	24,942,615	27,967,746
Current liabilities	7,967,596	12,794,076
Non-current liabilities	67,573	422,480
Total liabilities	8,035,169	13,216,556
Total shareholders’ equity (deficit)	$16,907,446	$14,751,190

	For the years ended December 31,
	2022	2021
Net income	$3,190,198	$2,254,902
Net cash provided by (used in) operating activities	(1,315,795)	5,484,916
Net cash provided by (used in) investment activities	(126,208)	(1,158,773)
Net cash provided by (used in) financing activities	$1,444,460	$(4,328,560)

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

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang 100% controlled Anhui Muliang, 65% controlled Maguan, and 51% controlled Heilongjiang. Accordingly, the 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 35% interest in Maguan, 20% interest in Yunnan Muliang, and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2022 and 2021.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the years ended December 31, 2022 and 2021 was loss of $1,823,732 and gain of $375,277, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For business in China, asset and liability accounts at December 31, 2022 and 2021 were translated at 6.9091 RMB to $1 USD and 6.3588 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the years ended December 31, 2022 and 2021 were 6.7264 RMB and 6.4499 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at December 31, 2022 and 2021 was translated at 1.3446 SGD to $1 USD and 1.3493 SGD to $1 USD respectively. The average translation rates applied to the statements of income for the years ended December 31, 2022 and 2021 was 1.3792 SGD to $1 USD and 1.3435 SGD to $1 USD respectively.

Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2022 and 2021.

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

The following table summarizes the carrying values of the Company’s financial instruments:

	December 31, 2022	December 31, 2021
Current portion of long-term loan	$1,039,243	$1,174,756
Long-term loan	-	283,860
	$1,039,243	$1,458,616

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

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements..

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021

Accounts receivable	$12,849,490	$12,710,362
Less: Allowance for doubtful accounts	(1,092,880)	(1,276,858)
Total, net	$11,756,610	$11,433,504

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company recognized bad debt allowance of $1,092,880 and $1,276,858 for the years ended December 31, 2022 and 2021.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31, 2022	December 31, 2021
Raw materials	$47,326	$51,292
Finished goods	146,900	82,621
Impairment	-	-
Total, net	$194,226	$133,913

NOTE 5 – PREPAYMENT

The prepayment balance of $3,719,342 as of December 31, 2022 represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2022 and 2021 consisted of:

	December 31,	December 31,
	2022	2021
Building	$2,795,874	$3,037,848
Operating equipment	2,740,527	2,981,424
Vehicle	82,034	89,134
Office equipment	78,714	100,851
Apple Orchard	924,972	1,110,067
Construction in progress	2,876,250	3,125,180
	9,498,371	10,444,504
Less: Accumulated depreciation	(3,493,796)	(3,250,242)
	$6,004,575	$7,194,262

For the years ended December 31, 2022 and 2021, depreciation expense amounted to $494,439 and $513,563, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $2,876,250 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 7 – RIGHT OF USE ASSETS

The total balance of $1,274,228 as of December 31, 2022 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,448,783 and the accumulated amortization is $174,555.

NOTE 8 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets, non-current
Deficit carried-forward	$80,474	$87,438
Allowance	161,392	175,360
Deferred tax assets	241,866	262,798
Less: valuation allowance	-	-
Deferred tax assets, non-current	$241,866	$262,798

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LOANS

 Long-term loan and current portion of long-term loan consisted of the following:

	December 31,	December 31,
	2022	2021
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by September 18 2023.	$1,039,243	$1,174,756
Long-term loans due to individuals and entities without interest	-	283,860
	1,039,243	1,458,616
Current portion of long-term loans payable	1,039,243	1,174,756
Total, net	$-	$283,860

As of December 31, 2022, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$1,039,243
Year 2	-
Total	$1,039,243

The Company recognized interest expenses of $124,730 and $151,720 for the years ended December 31, 2022 and 2021, respectively.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS EQUITY

Authorized Stock

The Company has authorized 250,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 5, 2019, the Company filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the creation of Blank Check Preferred Stock. As a result, the capital stock of the Company consisted of 250,000,000 shares of common stock, $0.0001 par value, and 50,000,000 shares of blank check preferred stock after the filling.

On October 30, 2019, 15,000,000 shares were designated to be Series A Preferred Stock out of the 50,000,000 shares of blank check preferred stock.

On February 24, 2023,our Board of Directors declared a two-for-one reverse stock split of our authorized common stock and Series A Preferred Stock. There was no effect on total stockholders’ equity, and the par value per share of our both common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

As of December 31, 2022, there were 250,000,000 common shares of the Company authorized, and 50,000,000 preferred shares authorized.

Common Share Issuances

On June 29, 2018, the outstanding amount $326,348 due to Mr. Wang, CEO and Chairman of the Company, were converted into 21,600 shares of Common Shares at $15.10 per share.

On June 29, 2018 the Company issued 149,259 common shares of the Company at $15.10 for proceeds of $2,255,111 to Mr. Wang, CEO and Chairman of the Company.

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS EQUITY (CONTINUED)

On October 10, 2019 and November 1, 2019, the Company issued a total of 9,500,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 9,500,000 shares of common stock beneficially owned by him. Following the transaction, 9,500,000 shares of common stock were cancelled and returned to treasury.

On June 19, 2020, Muliang Viagoo Technology Inc. entered into a Share Exchange Agreement with Viagoo Pte Ltd. (“Viagoo”) and all the shareholders of Viagoo for the acquisition of 100% equity interest of Viagoo.

Pursuant to the Share Exchange Agreement, Muliang shall purchase from Viagoo Shareholders all of Viagoo Shareholder’s right, title and interest in and to the Viagoo’s capital stock. The aggregate purchase price for the Shares was US$2,830,800, paid in 505,500 shares of the Company’s restricted common stock, valued at $5.60 per share.

On June 28, 2020, the Company issued 25,000 of restricted common stock as the compensation for Shaw Cheng “David” Chong, the new Chief Financial Officer of the Company.

On December 29, 2020, the Company issued 50,000 of restricted common stock to two investors for US$280,000 valued at $5.60 per share.

On February 24, 2023, the Company’s Board of Directors and majority shareholder approved a 2 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock and preferred stock. There was no effect on total stockholders’ equity, and the par value per share of our both common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

As of the date of this report, there were 19,251,477 shares of common stock outstanding.

Blank Check Preferred Stock

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved creation of fifty million (50,000,000) shares of Blank Check Preferred Stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

On April 5, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to authorize the creation of Blank Check Preferred Stock.

On October 30, 2019, 15,000,000 shares were designated to be Series A Preferred Stock out of the 50,000,000 shares of blank check preferred stock.

Series A Preferred Stock

On October 30, 2019, the Company’s Board of Directors and majority shareholder approved to designate 15,000,000 shares as Series A Preferred Stock out of the 50,000,000 shares of blank check preferred stock, which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be set forth in the discussion below under the “Series A Preferred Stock”. A certificate of designation for the Series A Preferred Stock was filed with the Secretary of the State of the State of Nevada on October 30, 2019.

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

On November 1, 2019, the Company issued a total of 9,500,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 9,500,000 shares of common stock beneficially owned by him. Following the transaction, 9,500,000 shares of common stock were cancelled and returned to treasury.

On February 24, 2023, the Company’s Board of Directors and majority shareholder approved a 2 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock and preferred stock. There was no effect on total stockholders’ equity, and the par value per share of our both common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

As of the filling date, there were 9,500,000 shares of Series A Preferred Stock issued outstanding.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

*Due from related parties

The due from related parties balance as of December 31, 2022 and 2021 were $0 and $716,721 respectively.

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

	December 31,	December 31,
	2022	2021	Relationship
Mr. Lirong Wang	897,821	-	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	102,007	103,390	Controller/Accounting Manager of the Company
Mr. Guohua Lin	45,080	58,039	Senior management / One of the Company’s shareholders
Mr. Zhongfang Wang	316	-	Father of Lirong Wang
Total	1,045,224	161,429

For the year ended December 31, 2022, the Company borrowed $60,166 from Mr. Guohua Lin, and repaid $73,125. For the year ended December 31, 2021, the Company borrowed $11,663 from Mr. Guohua Lin, and repaid $9,406.

For the year ended December 31, 2022, the Company borrowed $16,530 from Ms. Xueying Sheng and repaid $17,913. For the year ended December 31, 2021, the Company borrowed $18,605 from Ms. Xueying Sheng and repaid $12,803.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022		2021
Customer	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	4,774,456	40%	3,521,542	36%
Guangzhou Xianshangge Trading Co., Ltd	4,503,761	38%	3,414,994	35%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2022 and 2021.

	For the years ended December 31,
	2022		2021
Suppliers	Amount	%	Amount	%
A	678,040	12%	977,168	19%
B	3,735,133	64%	913,496	18%
C	N/A	N/A	837,216	16%
D	N/A	N/A	623,261	12%
E	N/A	N/A	621,401	12%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2022 and 2021, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2022		2021
United States	$-	-%	$-	-%
China	8,122	11%	31,787	84%
Singapore	65,191	89%	6,226	16%
Total cash and cash equivalents	$73,313	100%	$38,013	100%

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the years ended December 31, 2022 and 2021, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

Singapore

Viagoo is incorporated in Singapore where tax is levied on profits at rate of 17.0%. Singapore uses a territorial tax system. Post-tax profit distributions (i.e. dividends) to shareholders are tax-free. Singapore does not tax on capital gains.

China, PRC

Shanghai Mufeng and its subsidiaries Muliang Industry, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhonglian, Heilongjiang Anhui Muliang, Maguan, and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

The reconciliation of effective income tax rate as follows:

	For the Years Ended
	December 31,	December 31,
	2022	2021
US Statutory income tax rate	21.00%	21.00%
PRC income tax adjustment	4.00%	4.00%
Valuation allowance	(13.00)%	(28.03)%
Effect of expenses not deductible for tax purpose	0.00%	0.00%
Effect of income tax exemptions and reliefs	0.00%	0.00%
Others	(0.00)%	(5.40)%
Total	12.00%	(8.43)%

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2022	2021
Current	$438,885	$22,931
Deferred	-	192,050
Total	$438,885	$214,981

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of December 31, 2022 and 2021.

NOTE 14 – SUBSEQUENT EVENTS

On February 24, 2023, our Board of Directors declared a two-for-one reverse stock split of our common stock and Series A Preferred Stock. There was no effect on total stockholders’ equity, and the par value per share of our both common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to December 31, 2022 but prior to April 17, 2023, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2022. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2022.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2022.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2022 and 2021.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Lirong Wang	2022	17,840	0	0	0	17,840
Chief Executive Officer and Chairman of the Board	2021	18,605	0	0	0	18,605

Shaw Cheng “David” Chong*	2022	0	0	-	0	0
Chief Financial Officer	2021	0	0		0	0

Nunissait Tjandra*	2022	48,547	0	0	0	48,547
Director	2021	48,547	0	0	0	48,547

Vick Bathija*	2022	0	0	0	0	0
Independent Director Nominee	2021	0	0	0	0	0

Scott Silverman*	2022	0	0	0	0	0
Independent Director Nominee	2021	0	0	0	0	0

Guofu Zhang*	2022	0	0	0	0	0
Independent Director Nominee	2021	0	0	0	0	0

*	Appointed during fiscal year 2020.

Compensation of Directors

We have entered into director offer letters with each of our independent director nominees. Upon Company’s listing on the Nasdaq Stock Market, we plan to pay our independent director nominee Vick Bathija with an annual cash compensation of $40,000, our independent director nominee Scott Silverman with an annual cash compensation of $30,000 and our independent director nominee Guofu Zhang with an annual cash compensation of $20,000. In addition, for each year of service upon our listing on Nasdaq Capital Market, we will issue to Mr. Bathija, Mr. Silverman and Mr. Zhang stock option for up to 20,000, 15,000 and 10,000 shares, respectively, exercisable at an exercise price of $4.00 for three years from the date of issuance. We will also reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity. For the years ended December 31, 2022 and 2021, we did not have any non-employee directors.

Employment Agreements

As Company’s Chief Financial Officer, pursuant to an employment agreement dated June 19, 2020, Mr. Chong will be provided with the following compensation: (a) Company shall issue 25,000 of restricted common stock upon the commencement of his employment, with an annual compensation in cash of $100,000, payable monthly upon Company’s listing on a national exchange; (b) additional 25,000 common stock upon Company’s successful listing on a national exchange; and (c) during the executive’s term, the Company will reimburse for all reasonable out-of-pocket travel expenses incurred by the executive in attending any in-person meetings, provided that the executive complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2022 and 2021.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2022 and 2021 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2022 and 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2022 and 2021 under any long-term incentive plan.

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

Name of Beneficial Owners	# of Common Stock	%(1)	# of Preferred Stock (2)%		% of Total Voting Power
Lirong Wang	5,806,456	30.16%	9,500,000	100%	88.23%
Shaw Cheng “David” Chong	86,849	*	0	0	*
Nunissait Tjandra	155,416	*	0	0	*
All officers and directors as a group (1 person)	6,048,721	31.42%	9,500,000	100%	88.44%
Other 5% shareholders:
Huinuo Wang	1,000,000	5.19%	0	0	*
Yuqing Qian	1,000,000	5.19%	0	0	*

*	less than 1%.
(1)	Applicable percentages are based on 19,251,477, shares outstanding.
(2)	Excluding the 9,500,000 shares of common stock, beneficially owned by Lirong Wang, being exchanging into 9,500,000 shares of Series A Preferred Stock.
(3)	Each share of Series A Preferred Stock is entitled to voting power equal to ten shares of common stock.
(4)	The individual is an independent director nominee and consents to be an independent director upon the Company’s listing on the Nasdaq Capital Market.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $121,000 and $121,000 for the fiscal year ended December 31, 2022 and 2021, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2022 and 2021.

Tax Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company understood fees related to services rendered by our financial consultant for the fiscal years ended December 31, 2022 and 2021.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The audited balance sheets of the Company as of December 31, 2022, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1(1)	Certificate of Incorporation
3.2(3)	Certificate of Amendment filed with the Secretary of the State of Nevada on April 5, 2019
3.3(3)	Certificate of Change filed with the Secretary of the State of Nevada on April 16, 2019
3.3(4)	Certificate of Designation filed with the Secretary of the State of Nevada on October 30, 2019
3.4(2)	Bylaws
3.5(7)	Certificate of Amendment filed with the Secretary of the State of Nevada on June 26, 2020
10.1(4)	Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated on October 10, 2019.
10.2(4)	Amended and Restated Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated November 11, 2019
10.3(5)	Director Offer Letter between the Company and Vick Bathija dated March 19, 2020
10.4(5)	Director Offer Letter between the Company and Scott Silverman dated March 19, 2020
10.5(5)	Director Offer Letter between the Company and Guofu Zhang dated March 19, 2020
10.6(6)	Share Exchange Agreement between the Company and Viagoo Pte Ltd. dated June 19, 2020
10.7(6)	Earnout Agreement among the Company, Viagoo Pte Ltd. and Shareholders of Viagoo Pte Ltd. dated June 19, 2020
10.8(6)	Employment Agreement between the Company and David Chong Shaw Cheng dated June 19, 2020
10.9(8)	Share Purchase Agreement dated December 16, 2022 by and between Muliang Viagoo Technology Inc. and Viagoo Inc.
10.10(8)	Promissory Note by and between Muliang Viagoo Technology Inc. and Viagoo Inc. Ltd.
14.1(5)	Code of Conduct and Ethics
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(5)	Audit Committee Charter
99.2(5)	Compensation Committee Charter
99.3(5)	Nomination Committee Charter
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on January 5, 2015.

(2)	Incorporated by reference to the Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on March 19, 2015.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2019.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 27, 2020.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2020.

(7)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2020.

(8)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 22, 2022.

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2023

Muliang Viagoo Technology, Inc.

By:	/s/ Lirong Wang
Lirong Wang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Shaw Cheng “David” Chong
Shaw Cheng “David” Chong
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

	Title	Date

/s/ Lirong Wang	Chairman of the Board & Chief Executive Officer	April 17, 2023
Lirong Wang	(Principal Executive Officer)

/s/ Shaw Cheng “David” Chong	Chief Financial Officer	April 17, 2023
Shaw Cheng “David” Chong	(Principal Accounting Officer)

/s/ Nunissait Tjandra	Director	April 17, 2023
Nunissait Tjandra