Form 10-Q
period 2023-03-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2023-05-22
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40636

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2023, the registrant had 19,251,477 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31 2022

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$8,010	$73,313
Accounts receivable, net	13,042,563	11,756,610
Inventories	296,322	194,226
Prepayment	3,753,709	3,719,342
Other receivables, net	1,517,398	1,591,031
Total Current Assets	18,618,002	17,334,522

Long term investment	18,635	29,459
Property, plant and equipment, net	5,911,539	6,004,575
Right of use assets	1,146,038	1,274,228
Operating lease right of use asset, net	140,940	140,120
Intangible assets, net	-	46,885
Other assets and deposits	19,914	19,798
Deferred tax asset	243,281	241,866

Total Assets	$26,098,349	$25,091,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$972,533	$1,039,243
Accounts payable and accrued liability	2,970,286	3,430,697
Advances from customers	284,460	282,978
Operating lease liabilities - current	56,494	56,165
Income tax payable	926,766	929,105
Accrued interest	1,586,161	1,576,932
Other payables	951,108	861,614
Due to related party	1,185,367	1,045,224
Total Current Liabilities	8,933,175	9,221,958

Long-term loans	-	-
Operating lease liabilities - noncurrent	67,968	67,573
Deferred tax liabilities	-	8,553
Total Liabilities	9,001,143	9,298,084

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 50,000,000 shares authorized, 9,500,000 shares issued and outstanding as of December 31, 2022 and March 31, 2023.	950	950
Common stock, $0.0001 par value, 250,000,000 shares authorized, 19,251,477 shares issued and outstanding as of December 31, 2022 and March 31, 2023.	1,925	1,925
Additional paid in capital	19,936,668	19,936,668
Accumulated deficit	(3,569,113)	(3,965,137)
Accumulated other comprehensive loss	575,487	(328,151)
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology Inc. and Subsidiaries	16,945,917	15,646,255
Noncontrolling interest	151,289	147,114
Total Stockholders’ Equity (Deficit)	17,097,206	15,793,369
Total Liabilities and Stockholders’ Equity	$26,098,349	$25,091,453

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$1,378,436	$1,545,208
Cost of goods sold	835,992	871,690
Gross profit (loss)	542,444	673,518
	39.35%	43.59%
Operating expenses:
General and administrative expenses	138,593	180,115
Selling expenses	3,153	37,608
Total operating expenses	141,746	217,723

Income (Loss) from operations	400,698	455,795

Other income (expense):
Interest Income	(10)	—
Interest expense	(472)	(43,267)
Other income (expense), net	—	(3)
Total other income (expense)	(482)	(43,270)

Income (Loss) before income taxes	400,216	412,525

Income taxes	—	2,733

Net income from continued operations	400,216	409,792

Net loss from discontinued operations	—	(52,143)

Net income	400,216	357,649

Net income (loss) attributable to noncontrolling interest	4,192	(112)
Net income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	396,024	357,761

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	903,655	363,102

Total Comprehensive income(loss)	1,303,871	720,751
Total comprehensive (income) loss attributable to noncontrolliing interests	4,175	1,384
Total comprehensive (income) loss attributable to Muliang Viagoo Technology Inc. common stockholders	$1,299,696	$719,367

Earnings per common share
Basic and diluted	0.02	0.02

Weighted average common shares outstanding
Basic	19,251,477	19,251,477
Diluted	19,251,477	19,251,477

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

For the three months ended March 31, 2022
Balance, December 31, 2021	9,500,000	$950	19,251,477	$1,925	19,936,668	(6,876,227)	1,500,727	143,814	14,707,857
Net income						357,761		(112)	357,649
Foreign currency translation adjustment							363,102	1,496	364,598
Balance, March 31, 2022	9,500,000	$950	19,251,477	$1,925	19,936,668	(6,518,466)	1,863,829	145,198	15,430,104
For the three months ended March 31, 2023
Balance, December 31, 2022	9,500,000	$950	19,251,477	$1,925	19,936,668	(3,965,137)	(328,151)	147,114	15,793,369
Net income						396,024		4,192	400,216
Foreign currency translation adjustment							903,638	(17)	903,621
Balance, March 31, 2023	9,500,000	$950	19,251,477	$1,925	19,936,668	(3,569,113)	575,487	151,289	17,097,206

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$400,216	$357,649
Net income (loss) from discontinued operations	-	(52,143)
Net income from continued operations	400,216	409,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	125,810	164,376
Bad debt expense(reverse)	-	358,551
Amortization of right of use assets	136,173	8,347
Cash withdrew for disposing subsidiary	(65,191)	-
Changes in assets and liabilities:
Accounts receivable	(1,233,172)	1,766,059
Inventories	(101,351)	(74,037)
Prepayment	(10,861)	(1,674,015)
Other receivables	(1,137)	(22,538)
Accounts payable and accrued payables	538,002	(740,596)
Advances from customers	(175)	-
Lease liability	-	(17,086)
Other payables	84,865	26,488
Net cash used in operating activities from continuing operations	(126,821)	205,341
Net cash used in operating activities from discontinued operations	-	(177,142)
Net cash provided by (used in) operating activities	(126,821)	28,199

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	134,547	8,213
Repayment of short-term loans	(73,075)	(273,426)
Net cash provided by financing activities from continuing operations	61,472	(265,213)
Net cash used in financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	61,472	(265,213)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	46	234,689

NET INCREASE (DECREASE) IN CASH	(65,303)	(2,325)
CASH, BEGINNING OF PERIOD	73,313	38,013
CASH, END OF PERIOD	$8,010	$35,688
LESS: CASH FROM DISCONTINUED OPERATIONS	-	32,741
CASH FROM CONTINUING OPERATIONS	8,010	2,947
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$35,395	$43,267
Cash paid for income tax	$-	$-

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Muliang Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, Anhui Muliang, and Maguan are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $3,569,113 and $3,965,137 as of March 31, 2023 and December 31, 2022, respectively. Our cash balances as of March 31, 2023 and December 31, 2022 were $8,010 and $73,313, respectively. We had current liability of $8,933,175 at March 31, 2023 which would be due within the next 12 months. In addition, we had net working capital of $9,684,827 and $8,112,564 at March 31, 2023 and December 31, 2022, respectively.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2022.

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

Comparative VIE financials, are set forth below:

	As of March 31, 2023	As of December 31, 2022
Current assets	$18,617,931	$17,244,572
Non-current assets	7,480,347	7,698,043
Total Assets	26,098,278	24,942,615
Current liabilities	8,912,848	7,967,596
Non-current liabilities	67,968	67,573
Total liabilities	8,980,816	8,035,169
Total shareholders’ equity (deficit)	$17,117,462	$16,907,446

	For three months ended March 31,
	2023	2022
Net income	$400,216	$412,526
Net cash provided by (used in) operating activities	(126,821)	261,920
Net cash provided by (used in) investment activities	-	-
Net cash provided by (used in) financing activities	$61,472	$(265,213)

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd. are set forth below:

For the three months ended March 31, 2023

	Parent company		WFOE (Shanghai Mufeng) - Note 2	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		71	7,939			-	8,010	99%
Current assets	-		-	18,618,002			-	18,618,002	100%
Intercompany receivable from VIE	-	Note 2	11,125,527	-		-	(11,125,527)	-	N/A
Investment in Subsidiaries			-	-		-	-	-	N/A
Total Assets	$-		11,125,598	26,098,278			(11,125,527)	26,098,349	100%
Current liabilities	11,784		8,543	8,912,848				8,933,175	100%
Intercompany payable to WFOE	-		-	11,125,527			(11,125,527)	-	N/A
Total liabilities	$11,784		8,543	20,106,343			(11,125,527)	9,001,143	223%
Total shareholders’ equity (deficit)	$(11,784)		11,117,055	5,991,935	Note 1	-	-	17,097,206	35%
Revenues	-		-	1,389,397			-	1,389,397	100%
Gross profit	-		-	846,953			-	846,953	100%
Service fee expense from VIE to WFOE	-		-	400,216			(400,216)	-	N/A
Total operating expenses	-		-	141,746				141,746	100%
Operating Income	-		400,216	400,698			-	800,914	50%
Income from VIE	-		400,216	-			(400,216)	-	N/A
Income (loss) from equity method investment	-		-	-			-	-	N/A
Net income (loss)	$-		400,216	-				400,216	0%
Total Comprehensive Income	-			1,303,871			-	1,303,871	100%
OPERATING ACTIVITIES
Net income	-		400,216	400,216			-	400,216	100%
Equity in earnings of subsidiaries	-			-			-	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(400,216)	400,216			-	-	N/A
Net cash provided by (used in) operating activities	$-		-	(126,821)			-	(126,821)	100%
Net cash provided by (used in) investment activities	-		-	-			-	-	N/A
Net cash provided by (used in) financing activities	$-		-	61,472			-	61,472	100%

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Note 1 The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 2 The intercompany balances of $11,125,527 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016. As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2023, and 2022.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore Dollar (“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the three months ended March 31, 2023, and 2022 was a gain of $903,655 and a gain of $363,102, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For business in China, asset and liability accounts at March 31, 2023, and December 31, 2022, were translated at 6.8689 RMB to $1 USD and 6.9091 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the three months ended March 31, 2023, and 2022 were 6.8423 RMB and 6.3454 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share give effect to all dilutive potential of shares of common stock outstanding during the period, including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities on March 31, 2023, and December 31, 2022, and for the three months ended March 31, 2023, and 2022.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	March 31, 2023	December 31, 2022
Current portion of long-term loan	$972,533	$1,039,243
Long-term loan	-	-
	$972,533	$1,039,243

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

NOTE 3 – DISCONTINUED OPERATIONS

Disposition of Viagoo Pte Ltd and its subsidiaries

On December 16, 2022, Muliang Viagoo Technology Inc. (the “Company”) entered into a share purchase agreement with Viagoo Inc., pursuant to which Viagoo Inc purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20 to be paid to the Company.

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 as follows.

For the Three Months Ended March 31,
2022

Revenues	$754,867
Cost of goods sold	318,582
Gross profit (loss)	436,285
Operating expenses:
General and administrative expenses	509,456
Total operating expenses	509,456
Income (Loss) from operations	(73,171)
Other income (expense):
Other income (expense), net	23,761
Total other income (expense)	23,761
Income (Loss) before income taxes	(49,410)
Income taxes	2,733
Net loss from discontinued operations	(52,143)

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts receivable	$14,141,839	$12,849,490
Less: Allowance for credit losses	(1,099,276)	(1,092,880)
Total, net	$13,042,563	$11,756,610

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize additional credit losses for the three months ended March 31, 2023, and 2022. The allowance balance as of March 31, 2023 was carried forward from the prior period.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$91,245	$47,326
Finished goods	205,077	146,900
Less: Provision for impairment	-	-
Total, net	$296,322	$194,226

The Company did not recognize a loss from inventory impairment for the three months ended March 31, 2023, and 2022.

NOTE 6 – PREPAYMENT

The prepayment balance of $3,753,709 and $3,719,342 as of March 31, 2023 and December 31, 2022 respectively, represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2023 and December 31, 2022 consisted of:

	March 31,	December 31,
	2023	2022
Building	$2,812,236	$2,795,874
Operating equipment	2,750,254	2,740,527
Vehicle	82,514	82,034
Office equipment	21,007	78,714
Apple Orchard	930,386	924,972
Construction in progress	2,893,083	2,876,250
	9,489,480	9,498,371
Less: Accumulated depreciation	(3,577,941)	(3,493,796)
	$5,911,539	$6,004,575

For the three months ended March 31, 2023 and 2022, depreciation expense amounted to $125,810 and $164,556, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $2,893,083 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 8 – RIGHT OF USE ASSETS

The total balance of $1,146,038 as of March 31, 2023 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,492,647 and the accumulated amortization is $346,609.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	March 31,	December 31,
	2023	2022
Deferred tax assets, non-current
Deficit carried-forward	$80,944	$80,474
Allowance	162,337	161,392
Deferred tax assets	243,281	241,866
Less: valuation allowance	-	-
Deferred tax assets, non-current	$243,281	$241,866

Deferred taxation is calculated under the liability method in respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 10 – LOANS PAYABLE

Long-term loan and current portion of long-term loan consisted of the following:

	March 31,	December 31,
	2023	2022
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by September 18 2023.	$972,533	$1,039,243
Long-term loans due to individuals and entities without interest	-	-
	972,533	1,039,243
Current portion of long-term loans payable	972,533	1,039,243
Total, net	$-	$-

As of March 31, 2023, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$972,533
1-2 years	-
3 years	-
Total	$972,533

The Company recognized interest expenses of $472 and $43,267 for the three months ended March 31, 2023 and 2022, respectively.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – STOCKHOLDERS EQUITY

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

As of March 31, 2023, there were 250,000,000 common shares of the Company authorized, and 50,000,000 preferred shares authorized.

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

(Unaudited)

NOTE 11 – STOCKHOLDERS EQUITY (CONTINUED)

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

NOTE 12 – RELATED PARTY TRANSACTIONS

*Due to related parties

Outstanding balance due to the related parties below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	March 31,	December 31,
	2023	2022	Relationship
Mr. Lirong Wang	1,044,876	897,821	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	95,095	102,007	Controller/Accounting Manager of the Company
Mr. Guohua Lin	45,080	45,080	Senior management / One of the Company’s shareholders
Mr. Zhongfang Wang	316	316	Father of Lirong Wang
Total	1,185,367	1,045,224

For the three months ended March 31, 2023, the Company borrowed $149,452 from Mr. Lirong Wang, and repaid $2,397. For the three months ended March 31, 2022, the Company borrowed $175,304 from Mr. Lirong Wang, and repaid $99,317.

For the three months ended March 31, 2023, There was no loan transaction between the Company and Mr. Guohua Lin. For the three months ended March 31, 2022, the Company borrowed $2,837 from Mr. Guohua Lin, and repaid $3,489.

For the three months ended March 31, 2023, the Company borrowed $0 from Ms. Xueying Sheng and repaid $6,912. For the three months ended March 31, 2022, the Company borrowed $276 from Ms. Xueying Sheng and repaid $394.

There was no loan transaction between the Company and Mr. Zhongfang Wang, for the three months ended March 31, 2023 and 2022.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2023, and 2022.

	For the three months ended March 31,
Customer	2023		2022
	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	426,903	31%	980,222	43%
Guangzhou Xianshangge Trading Co., Ltd	430,265	31%	875,327	38%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the three months ended March 31, 2023 and 2022.

	For three months ended March 31,
Suppliers	2023		2022
	Amount	%	Amount	%
A	291,226	42%	N/A	N/A
B	N/A	N/A	725,439	82%
C	N/A	N/A	122,474	14%
D	254,125	37%	N/A	N/A
E	147,662	21%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. As a result, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. On March 31, 2023, and December 31, 2022, the Company’s cash balances by geographic area were as follows:

	March 31, 2023		December 31, 2022
China	$8,010	100%	$8,122	11%
Singapore	-	-	65,191	89%
Total cash and cash equivalents	$8,010	100%	$73,313	100%

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – INCOME TAXES

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

The reconciliation of effective income tax rate as follows:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
US Statutory income tax rate	21%	21%
Valuation allowance	(21)%	(21)%
Total	-	-

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – INCOME TAXES (CONTINUED)

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

The provision for income taxes consists of the following:

	For the Three Months Ended March 31,
	2023	2022
Current	$-	$5,466
Deferred	-	-
Total	$-	$5,466

NOTE 15 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Three Months Ended		For the Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Fertilizer sales	$1,389,397	$1,545,208	$846,953	$871,690
Logistic	-	754,867	-	318,582
Total	$1,389,397	$2,300,075	$846,953	$1,190,272

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to March 31, 2023, but prior to May 15, 2023, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 100.0% and 67.2% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

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

Comparative VIE financials, are set forth below:

	As of March 31, 2023	As of December 31, 2022

Current assets	$18,617,931	$17,244,572
Non-current assets	7,480,347	7,698,043
Total Assets	26,098,278	24,942,615
Current liabilities	8,912,848	7,967,596
Non-current liabilities	67,968	67,573
Total liabilities	8,980,816	8,035,169
Total shareholders’ equity (deficit)	$17,117,462	$16,907,446

	For three months ended March 31,
	2023	2022
Net income	$400,216	$412,526
Net cash provided by (used in) operating activities	(126,821)	261,920
Net cash provided by (used in) investment activities	-	-
Net cash provided by (used in) financing activities	$61,472	$(265,213)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.are set forth below:

For the three months ended March 31, 2023

	Parent company		WFOE (Shanghai Mufeng) - Note 2	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		71	7,939			-	8,010	99%
Current assets	-		-	18,618,002			-	18,618,002	100%
Intercompany receivable from VIE	-	Note 2	11,125,527	-		-	(11,125,527)	-	N/A
Investment in Subsidiaries			-	-		-	-	-	N/A
Total Assets	$-		11,125,598	26,098,278			(11,125,527)	26,098,349	100%
Current liabilities	11,784		8,543	8,912,848				8,933,175	100%
Intercompany payable to WFOE	-		-	11,125,527			(11,125,527)	-	N/A
Total liabilities	$11,784		8,543	20,106,343			(11,125,527)	9,001,143	223%
Total shareholders’ equity (deficit)	$(11,784)		11,117,055	5,991,935	Note 1	-	-	17,097,206	35%

Revenues	-		-	1,389,397			-	1,389,397	100%
Gross profit	-		-	846,953			-	846,953	100%
Service fee expense from VIE to WFOE	-		-	400,216			(400,216)	-	N/A
Total operating expenses	-		-	141,746				141,746	100%
Operating Income	-		400,216	400,698			-	800,914	50%
Income from VIE	-		400,216	-			(400,216)	-	N/A
Income (loss) from equity method investment	-		-	-			-	-	N/A
Net income (loss)	$-		400,216	-				400,216	0%
Total Comprehensive Income	-			1,303,871			-	1,303,871	100%

OPERATING ACTIVITIES
Net income	-		400,216	400,216			-	400,216	100%
Equity in earnings of subsidiaries	-			-			-	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(400,216)	400,216			-	-	N/A
Net cash provided by (used in) operating activities	$-		-	(126,821)			-	(126,821)	100%
Net cash provided by (used in) investment activities	-		-	-			-	-	N/A
Net cash provided by (used in) financing activities	$-		-	61,472			-	61,472	100%

Note 1 The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 2 The intercompany balances of $11,125,527 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016.  As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 100.0% of our total revenue for the three months ended March 31, 2023.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Fluctuation
	$	$	$	%
Revenues-fertilizer	1,378,436	1,545,208	(166,772)	-10.8%
Subtoal of revenue	1,378,436	1,545,208	(166,772)	-10.8%
Cost-fertilizer	835,992	871,690	(35,698)	-4.1%
Subtotal of cost	835,992	871,690	(35,698)	-4.1%
Gross profit	542,444	673,518	(131,074)	-19.5%
Gross margin	39.4%	43.6%
Operating expenses:
General and administrative expenses	138,593	180,115	(41,522)	-23.1%
Selling expenses	3,153	37,608	(34,455)	-91.6%
Total operating expenses	141,746	217,723	(75,977)	-34.9%
Income(loss) from operations	400,698	455,795	(55,097)	-12.1%
Other income (expense):
Interest expense	(482)	(43,267)	42,785	-98.9%
Other income (expense), net	-	(3)	3	N/A
Total other income (expense)	(482)	(43,270)	42,788	-98.9%
Income before income taxes	400,216	412,525	(12,309)	-3.0%
Income taxes	-	2,733	(2,733)	N/A
Net income	400,216	409,792	(9,576)	-2.3%

Revenue

Total revenue for fertilizer decreased from $1,545,208 for the three months ended March 31, 2022, to $1,378,436 for the three months ended March 31, 2023, which represented a decrease of $166,772, or approximately 10.8%. The decrease in revenue was mainly due to depreciation of the RMB from 6.3454.to 6.8423 in average RMB to USD exchange rate. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the coming quarters of the year. Additionally, we expected a general recovery in the economy in the long run, after the pandemic.

We have sold the logistic business for the three months ended March 31, 2023.

Cost of sales

Cost of sales for fertilizer slightly decreased from $871,690 for the three months ended March 31, 2022, to $835,992 for the three months ended March 31, 2023, which represented a decrease of approximately $35,698, or 4.1%. The decrease in the cost of revenue for fertilizer was in line with the decrease in revenue..

Gross profit (margin)

The gross profit for fertilizer decreased from $673,518 for the three months ended March 31, 2022 to gross profit of $542,444 for the three months ended March 31, 2023. The gross margin dereased from 43.6% for the three months ended March 31, 2022 to 39.4% for the three months ended March 31, 2023. The decreased gross margin was due to the increase in material cost..

Expenses

We incurred $3,153 in selling expenses for the three months ended March 31, 2023, compared to $37,608 for the three months ended March 31, 2022. We incurred $138,593 in general and administrative expenses for the three months ended March 31, 2023, compared to $180,115 for the three months ended March 31, 2022. Total selling, general and administrative expenses decreased by $75,977, or 34.9% for the three months ended March 31, 2023, as compared to the same period in 2022. Our selling expenses decreased by $34,455, and our general and administrative expenses decreased by $41,522. The decrease was due to our management improvement achieced to cope with economic downturn . We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Net income

Our net income was $400,216 for the three months ended March 31, 2023, compared with a net income of $409,792 for the three months ended March 31, 2022, representing a slight decrease of $9,576.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At March 31, 2023 and December 31, 2022 our net current assets (working capital) were $9,684,827 and $8,112,564, respectively.

We have financed our operations over the three months ended March 31, 2023 and 2022 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(126,821)	$28,199
Net cash provided by (used in) investing activities	-	-
Net cash used in financing activities	61,472	(265,213)
Exchange rate effect on cash	46	234,689
Net cash inflow (outflow)	$(65,303)	$(2,325)

Cash Provided by Operating Activities

Net cash used in operating activities was $126,821 for the three months ended March 31, 2023. The net cash outflow consisted primarily of an increase of $1,233,172 in account receivable, an increase of $101,351 in inventory, an increase of $10,861 in prepayment, offset by the net income of $400,216, depreciation and amortization of $125,810, an increase of $538,002 in accounts payable and accrued payables, etc.

Net cash provided by operating activities was $28,199 for the three months ended March 31, 2022. The net cash inflow consisted primarily of net income of $357,649, depreciation and amortization of $164,376, a decrease of $1,766,059 in account receivable, a bad debt provision of $358,551, which were offset by an increase of $1,674,015 in prepayment, a decrease of $740,596 in accounts payable and accrued payables, and an increase of $74,037 in inventory.

Cash used in Investing Activities

There was no investing activity transaction during the three months ended March 31, 2023 and 2022.

Cash Used in Financing Activities

Net cash provided by financing activities was $61,472 for the three months ended March 31, 2023. During the period, cash used in financing activities mainly consisted of the proceeds from related party of $134,547,offset by short-term loans repayment of $73,075.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations at March 31, 2023 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of September 30, 2022
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$972,533	$972,533	$-	$-	$-
Others	-	-	-	-	-
	$972,533	$972,533	$-	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of March 31, 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended March 31, 2023, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2023 that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: May 22, 2023	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)