Form 10-K/A
period 2022-12-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2023-07-06
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Muliang Viagoo Technology, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023.

The Amendment is being filed for the sole purpose of including the revisions and additional disclosure requested by the staff of the U.S. Securities Exchange Commission pursuant to a letter to the Company dated June 7, 2023. As required by the SEC, this Amendment includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, hereto.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K. Accordingly, the Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

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

ii

OTHER PERTINENT INFORMATION

Conventions

Except in instances when we are referring to the VIE and where the context otherwise requires in this Annual Report on Form 10-K, for purposes of this prospectus only, “we”, “us”, “our Company”, “the Company,” “Company”, “our” and “Muliang Viagoo” refer to:

Muliang Viagoo Technology, Inc., or formerly known as Muliang Agritech, Inc. (“Muliang Viagoo” when individually referenced), a Nevada company;

Muliang Agricultural Limited (“Muliang HK” when individually referenced), a Hong Kong company that is a wholly-owned subsidiary of Muliang Viagoo;

Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng” when individually referenced), , a wholly-owned subsidiary of Muliang HK and a wholly foreign-owned enterprise (“WFOE”) formed under the laws of the People’s Republic of China (the “PRC”);

Viagoo Pte Ltd. (“Viagoo” when individually referenced), a Singapore company;

For purposes of this Annual Report on Form 10-K only, “VIE” refer to:

Shanghai Muliang Industry Co., Ltd. (“Shanghai Muliang” when individually referenced), a variable interest entity (“VIE”) and a PRC company that is a wholly-owned subsidiary of Shanghai Mufeng;

Shanghai Zongbao Environmental Construction Co., Ltd. (“Shanghai Zongbao” when individually referenced), , a PRC company that is a wholly-owned subsidiary of Shanghai Muliang;

Shanghai Muliang Agritech Development Co., Ltd. (“Agritech Development” when individually referenced), a PRC Company that is a 60%-owned subsidiary of Shanghai Muliang;

Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang” when individually referenced), a PRC Company that is a 99.9%-owned subsidiary of Shanghai Muliang;

Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales” when individually referenced), a PRC company that is a wholly-owned subsidiary of Shanghai Muliang;

Zhonglian Huinong (Beijing) Technology Co., Ltd. (“Zhonglian” when individually referenced), a PRC company that is a 65%-owned subsidiary of Shanghai Muliang;

Yunnan Muliang Animal Husbandry Development Co., Ltd. (“Yunnan Muliang” when individually referenced), a PRC company that is an 80%-owned subsidiary of Shanghai Muliang; and

Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou” when individually referenced), a PRC company that is a wholly-owned subsidiary of Shanghai Zongbao.

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

iii

PART I

Overview

Muliang Viagoo is not a Chinese operating company but a holding company incorporated under the laws of the state of Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations through our subsidiary in the People’s Republic of China, or “PRC” or “China.” Shanghai Mufeng, our subsidiary in China, derives its economic benefits from Shanghai Muliang, the variable interest entity, and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements.

As a result of the VIE structure, our investors will not hold any ownership interest, direct or indirect, in our Chinese operating companies. Investors would only have a contractual relationship with the Chinese operating companies. The VIE structure is used to provide contractual exposure to foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. It is likely that investors, under the VIE structure, will never hold ownership interests, direct or indirect, in the entity that conducts the business operations reflected in our financial statements and would merely have a contractual relationship with that entity. While the VIE, Shanghai Muliang, is not currently engaging in businesses where direct foreign investment is prohibited, Shanghai Muliang may engage in such business in the future and therefore the VIE structure was implemented to allow for flexibility prior to the company’s listing on the OTC Markets in 2016.

Because of Muliang Viagoo’s corporate structure and the fact that the contractual arrangements establishing the VIE structure has not been tested in court, it is subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to the limitation on foreign ownership of internet technology companies, and regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the contractual arrangements behind the VIE. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard. The VIE Agreements may not be effective in deriving benefits from the VIE and we may be subject to sanctions imposed by PRC regulatory agencies if Muliang Viagoo fails to comply with their rules and regulations. If the Chinse regulatory authorities disallow the VIE structure in the future, it will likely result in a material change in Muliang Viagoo’s financial performance and its results of operations and/or the value of the company’s common stock, which could cause the value of such securities to significantly decline or become worthless.

For details on the risks associated with the VIE structure, see “Risks Relating to Our Corporate Structure – If the PRC government deems that the contractual arrangements in relation to Shanghai Muliang, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations” on page 52 and “Risks Relating to Our Corporate Structure – We rely on contractual arrangements with the VIE and their shareholders for a large portion of our business operations. These arrangements may not be effective as direct ownership in providing operational control. Any failure by the VIE or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business” on page 54.

Legal and Operational Risks Associated with China

We are subject to certain legal and operational risks associated with being based in China and having a majority of our operations through contractual arrangements with the VIE, including changes in the legal, political, and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations and the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

As confirmed by our PRC counsel, Grandall Law Firm, we are not be subject to cybersecurity review with the Cyberspace Administration of China, or the “CAC,” since we are not an online platform operator or a critical information infrastructure operator (as defined in the Cybersecurity Review Measures) carrying out data processing activities that affect or may affect national security, and currently do not have over one million users’ personal information and do not anticipate that we will be collecting over one million users’ personal information in the foreseeable future, which we understand might otherwise subject us to the Cybersecurity Review Measures; we are also not subject to network data security review by the CAC if the Draft Regulations on the Network Data Security Administration are enacted as proposed, since we currently do not have over one million users’ personal information and do not collect data that affects or may affect national security and we do not anticipate that we will be collecting over one million users’ personal information or data that affects or may affect national security in the foreseeable future, which we understand might otherwise subject us to the Security Administration Draft. As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions regarding our planned overseas listing from the China Securities Regulatory Commission, the CSRC, or any other PRC governmental authorities.

On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same date, the CSRC circulated Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions (collectively, the “Guidance Rules and Notice”) on the CSRC’s official website. The Trial Measures comprehensively improve and reform the existing regulatory regime for overseas offering and listing of PRC domestic companies’ securities and regulate both direct and indirect overseas offering and listing of PRC domestic companies’ securities by adopting a filing-based regulatory regime. According to the Trial Measures, PRC domestic companies that seek to offer and list securities in overseas markets, either in direct or indirect means, are required to fulfill the filing procedure with the CSRC and report relevant information. The Trial Measures provide that an overseas listing or offering is explicitly prohibited, if: (i) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (ii) the intended securities offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (iii) the domestic company intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (iv) the domestic company intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (v) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller. Where the company fails to fulfill the filing procedure as stipulated by the Trial Measures, the CSRC may impose administrative regulatory measures, including orders for correction, regulatory talks, and warning letters, and impose a fine of RMB 1 million to RMB 10 million, proportionate to the severity of the violations.

If we conduct a public offering of our shares, we may be required to comply with necessary filing procedures pursuant to the Trial Measures. We have been actively collecting necessary filing documents for filing purposes to the CSRC, and we expect to file with the CSRC once we have prepared all required filing documents, should our PRC counsel determine that we are required to file. As of the date of this annual report, according to our PRC counsel, Grandall Law Firm, except for the filing procedure and listing under the Trial Measures, no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection to this offering from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over our operations.

However, since these statements and regulatory actions are newly published, it is highly uncertain what the potential impact such new laws and regulations will have on the daily business operations of our subsidiaries, our ability to accept foreign investments, and our listing on a U.S. exchange. If we do not receive clearance from the CSRC for such filing, or inadvertently conclude that such filing is not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

According to Grandall Law Firm, our PRC counsel, aside from the potential filing requirements in connection with this offering and any subsequent offering required under the Trial Measures, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission for our overseas listing plan. As of the date of this annual report, we and our PRC subsidiaries have not received any inquiry, notice, warning, or sanctions from the China Securities Regulatory Commission or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. In addition to the Trial Measures, the Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may, in the future, promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before offering in the U.S. In other words, although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

Item 1. Business

Shanghai Muliang and its operating subsidiaries primarily engage in the manufacturing and distribution of organic fertilizer and the sales of agricultural products in the PRC. Organic fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” Additionally, our indirectly owned subsidiary Viagoo Pte Ltd, a Singapore company, is primarily focused on building smart document, operation, and delivery platform for distribution and logistics companies.

Through patented technology, the operating subsidiaries are able to process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straw is a common agricultural by-product. In the PRC, farmers usually remove the straw stubble that remains after harvesting grains by burning them in order to continue farming on the same land season to season. These activities have resulted in significant air pollution, and damage the surface structure of the soil by causing a loss of nutrients. The operating subsidiaries turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The straw-based organic fertilizer we produce does not contain the heavy metals, antibiotics, or harmful bacteria that are common in traditional manure fertilizers. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins and carbohydrates that promotes healthy soil capable of growing excellent crops and vegetables. It effectively reduces the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve the fertility of soil and the quality and safety of agricultural products.

The VIE generates revenue mainly from organic fertilizers, which accounted for approximately 91.5% and 95.8%  of total revenue for the fiscal years ended December 31, 2022 and 2021, respectively. The VIE currently have two integrated factories in Weihai City, Shandong Province, PRC to produce our organic fertilizers, which have been in operations since August 2015 and plans to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer in order to avoid the drying and cooling process, as such will increase our production capacity.

Besides focuing on producing organic fertilizers, the VIE also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, the VIE rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. The sales of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2022 and 2021 respectively . We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, the VIE began the processing and distribution of black goat products business in June 2023 and is currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. Revenue from the black goat products is expected to begin in 2023.

The 42,895 square meters of industrial land and 28,549 square meters of factory and office space located in Jinshan District, Shanghai was sold for RMB 74.52 million (US$11.42 million), and the transaction has been settled as of December 31, 2021. The assets mainly include: (i) 22,511 square meters of industrial land and 10,373 square meters of plant area and organic straw fertilizer production line in Weihai City, Shandong Province, and (ii) over $2 million investment of land use right and the black goat slaughtering and processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, in China.

History

The following diagram illustrates and assumes the completion of the Reorganization, including consolidation of the subsidiaries and VIEs:

Shanghai Muliang Industry Co., Ltd. (“Shanghai Muliang”) was incorporated in PRC on December 7, 2006 as a limited liability company, owned 95% by Lirong Wang and 5% by Zongfang Wang. Muliang Industry through its own operations and its subsidiaries is engaged in the business of developing, manufacturing and selling organic fertilizers for use in the agricultural industry.

On May 27, 2013, Shanghai Muliang entered into and consummated an equity purchase agreement whereby it acquired 99% of the outstanding equity of Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a corporation organized under the laws of the People’s Republic of China. Fukang was incorporated in Weihai City, Shandong Province on January 6, 2009. Fukang is focused on the distribution of organic fertilizers and the development of new bio-organic fertilizers. As a result of the completion of the transaction, Fukang became a 99% owned subsidiary of Shanghai Muliang, with the remaining 1% equity interest owned by Mr. Hui Song.

On July 11, 2013, Shanghai Muliang established a wholly owned subsidiary, Shanghai Muliang Development Co., Ltd. (“Agritech Development”) in Shanghai, China. On November 6, 2013, Shanghai Muliang sold 40% of the outstanding equity of Agritech Development to Mr. Jianping Zhang for consideration of approximately $65,000 or RMB 400,000. Agritech Development does not currently conduct any operations.

On July 17, 2013, Shanghai Muliang entered into an equity purchase agreement to acquire 100% of the outstanding equity of Shanghai Zongbao Environmental Construction Co., Ltd. (“Shanghai Zongbao”) with consideration of approximately $3.2 million or RMB 20 million, effectively becoming the wholly-owned subsidiary of Shanghai Muliang. Shanghai Zongbao was incorporated in Shanghai on January 25, 2008. Shanghai Zongbao processes and distributes organic fertilizers. Shanghai Zongbao wholly owns Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”).

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

On July 23, 2015, Shanghai Muliang established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

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

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Shanghai Muliang, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by Mullan Agritech, whereby Mullan Agritech would derive all substantial economic benefit generated by Shanghai Muliang and its subsidiaries.

As a result, Mullan Agritech has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, Mullan Agritech exercises control over Shanghai Muliang. Shanghai Muliang has two wholly-owned subsidiaries (Shanghai Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary Zongbao Cangzhou.

On June 6, 2016, Shanghai Muliang established a wholly-owned subsidiary, namely, Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”) in Henan Province, the central plain of China. Ningling Fertilizer is setup for a new production line of bio-chemical fertilizer and has not begun any operation yet.

On July 7, 2016, Shanghai Muliang established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”) in Beijing City, China. Shanghai Muliang owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd owns the other 35% shares. Zhonglian is to develop and operate an online agricultural products trading platform.

On October 27, 2016, Shanghai Muliang established a subsidiary, namely, Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”) in Yunnan Province, China. Shanghai Muliang owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares. Yunnan Muliang was setup for the sales development of West China.

On October 12, 2017, the Company canceled the registration of Ningling with the administration authorities for Industry and Commerce. Ningling has historically been reported as a component of operations and incurred $33,323 to loss before income taxes provisions for the year ended December 31, 2017. The termination does not constitute a strategic shift that will have a major effect on operations or financial results and as such, the termination is not classified as discontinued operations in our consolidated financial statements.

On February 22, 2016 and June 8, 2017, Shanghai Muliang established a 65% owned subsidiary of Maguan Jiamu Agricultural Development Co., Ltd (Maguan), and a 100% owned subsidiary of Anhui Muliang Agricultural Biotechnology Co., Ltd (Anhui Muliang) respectively. Since its establishment, both of the Companies have no operation.

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

Muliang HK, Shanghai Mufeng, Shanghai Muliang, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglia, Anhui Muliang, Maguan, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

Contractual Arrangements

As a holding company with no material operations, Muliang Viagoo conducts a substantial majority of its operations through Shanghai Mufeng and Shanghai Muliang, a variable interest entity based in China. We are not a Chinese operating company. Muliang Viagoo receives economic benefits from Shanghai Muliang’s business operations in China through certain contractual arrangements (the “VIE” Agreements”), and because of this, we are regarded as the primary beneficiary of Shanghai Muliang for accounting purposes, and, therefore, we are able to consolidate the financial results of Shanghai Muliang in our consolidated financial statements in accordance with U.S. GAAP. However, we and our subsidiaries have zero equity ownership in Shanghai Muliang, and it is likely that investors in this offering will never hold ownership interests, direct or indirect, in the VIE and would merely have a contractual relationship. Additionally, Shanghai Mufeng’s economic benefits are limited by the terms of the VIE Agreements. The VIE structure cannot completely replicate a foreign investment in China-based companies. Instead, the VIE structure provides contractual exposure to foreign investment the Chinese operations.

The VIE Agreements that were entered include: (i) Voting Rights Proxy Agreement and Irrevocable Power of Attorney, (ii) Exclusive Option Agreement (iii) Spousal Consent; and (iv) Loan Agreement. VIE Agreements that enable Muliang Viagoo to receive substantially all of the economic benefits from the VIE include (i) Equity Interest Pledge Agreement; and (ii) Master Exclusive Service Agreement.  We are subject to certain legal and operational risks associated with being based in China and having a majority of operations through the contractual arrangements with the VIE (collectively the “VIE Agreements”). All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. However, the validity and enforcement of the VIE Agreements because they have not been tested in a court of law. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States, and  PRC laws and regulations governing the VIE’s current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in the VIE’s operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless.

As a result of the WFOE and the VIE Agreements, we are regarded as the primary beneficiary of the VIE. If Shanghai Muliang and its subsidiary or the Shanghai Muliang Shareholders fail to perform their respective obligations under the contractual arrangements, we could be limited in our ability to enforce the contractual arrangements with Shanghai Muliang and its subsidiary and therefore we may have to incur substantial costs and expend additional resources to enforce such arrangements. The VIE structure is used to provide contractual exposure to foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. We and our subsidiaries have zero equity ownership in Shanghai Muliang, the VIE. It is likely that investors in this offering will never hold ownership interests, direct or indirect, in the VIE and would merely have a contractual relationship.. While the VIE, Shanghai Muliang, is not currently engaging in businesses where direct foreign investment is prohibited, the VIE may engage in such business in the future and therefore the VIE structure was implemented to allow flexibility prior our listing on the OTC Markets in 2016.

Our corporate structure is subject to risks associated with our contractual arrangements with the VIE. The company and its investors may never have a direct nor indirect ownership interest in the businesses that are conducted by the VIE. These arrangements may not be as effective as direct ownership in providing operational control over the VIE.  Uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements, and these contractual arrangements have not been tested in a court of law. If the PRC government finds that the agreements that establish the structure for operating our business in China do not comply with PRC laws and regulations, or if these regulations or the interpretation of existing regulations change or are interpreted differently in the future, we and the VIE could be subject to severe penalties or be forced to relinquish our interests in those operations. This would result in the VIE being deconsolidated. The majority of our assets, including the necessary licenses to conduct business in China, are held by the VIE. A significant part of our revenues is generated by the VIE. An event that results in the deconsolidation of the VIE would have an adverse material effect on operations and may result in the value of the securities diminishing substantially or even becoming worthless. Our holding company, our PRC subsidiaries and VIE, and investors of Muliang face uncertainty about potential future actions by the PRC government that could affect the enforceability of the contractual arrangements with the VIE and, consequently, significantly affect the financial performance of the VIE and our company as a whole.

Additionally, we are subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to, the limitation on foreign ownership of internet technology companies, and regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard. The VIE Agreements may not be effective in deriving benefits from Shanghai Muliang as a direct foreign investment or control through ownership. We may also be subject to sanctions imposed by PRC regulatory agencies, including the Chinese Securities Regulatory Commission if we fail to comply with their rules and regulations. If the Chinse regulatory authorities disallow this VIE structure in the future, it will likely result in a material change in our financial performance and our results of operations and/or the value of our common stock, which could cause the value of such securities to significantly decline or become worthless. Additionally, as more stringent criteria have been imposed by the SEC and the Public Company Accounting Oversight Board recently, our securities may be prohibited from trading if our auditor cannot be fully inspected.

Additionally, we are subject to certain legal and operational risks associated with the VIE’s operations in China. PRC laws and regulations governing the VIE’s current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in the VIE’s operations, significant depreciation of the value of our common stock, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange.

The tables below demonstrate the quantitative metrics of the U.S. holding company and the VIE (Shanghai Muliang Industry Co., Ltd.), for the fiscal years ended December 31, 2022 and 2021.  Please read this data together with our consolidated financial statements and related notes included in the registration statement of which this prospectus is a part.

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.

As of and for the year ended December 31, 2022

	Shanghai Muliang Industry Co., Ltd.(VIEs)	Consolidated Financials	% of the Consolidated Financials

Current assets	$17,244,572	$17,334,522	99%
Non-current assets	7,698,043	7,756,931	99%
Total Assets	24,942,615	25,091,453	99%
Current liabilities	7,967,596	9,221,958	86%
Non-current liabilities	67,573	76,126	89%
Total liabilities	8,035,169	9,298,084	86%
Total shareholders’ equity (deficit)	16,907,446	15,793,369	107%
Revenues	11,049,883	11,853,252	93%
Cost of goods sold	6,358,418	6,923,717	92%
Gross profit	4,691,465	4,929,535	95%
Total operating expenses	717,254	1,221,611	59%
Income before taxes	3,622,824	3,358,421	108%
Net income	3,190,198	2,919,536	109%
Net cash provided by (used in) operating activities	(1,315,795)	(1,302,022)	101%
Net cash provided by (used in) investing activities	(126,208)	(126,208)	100%
Net cash provided by (used in) financing activities	$1,444,460	$1,444,460	100%

	Parent company		WFOE (Shanghai Mufeng) - Note 3	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		-	8,122		65,191	-	73,313	11%
Current assets	-		-	17,236,450		98,072	-	17,334,522	99%
Intercompany receivable from VIE	-	Note 3	10,725,311	-		-	(10,725,311)	-	N/A
Investment in Subsidiaries	1,930,814	Note 1	-	-		-	(1,930,814)	-	N/A
Total Assets	$1,930,814		10,725,311	24,942,615		148,838	(12,656,125)	25,091,453	99%
Current liabilities	11,784		31,081	7,967,596		1,211,497		9,221,958	86%
Intercompany payable to WFOE	-		-	10,725,311		-	(10,725,311)	-	N/A
Total liabilities	$11,784		31,081	8,035,169		1,220,050		9,298,084	86%
Total shareholders’ equity (deficit)	$1,919,030		10,694,230	16,907,446	Note 2	(1,071,212)	(12,656,125)	15,793,369	107%

Revenues	-		-	11,049,883		803,369	-	11,853,252	93%
Gross profit	-		-	4,691,465		238,070	-	4,929,535	95%
Service fee expense from VIE to WFOE	-		-	3,190,198		-	(3,190,198)	-	N/A
Total operating expenses	-		-	3,673,447		738,362	(3,190,198)	1,221,611	301%
Operating Income	-		3,190,198	4,208,216		(500,292)	(3,190,198)	3,707,924	113%
Income from VIE	-		3,190,198	-		-	(3,190,198)	-	N/A
Income (loss) from equity method investment	3,460,860		-	-		-	(3,460,860)	-	N/A
Net income (loss)	$3,460,860		3,190,198	-		(270,662)	(6,651,058)	2,919,536	0%
Total Comprehensive Income	3,460,860		3,190,198	1,169,526		(73,722)	(6,651,058)	1,095,804	107%
OPERATING ACTIVITIES
Net income	3,460,860		3,190,198	3,190,198		(270,662)	(6,651,058)	2,919,536	109%
Equity in earnings of subsidiaries	(3,460,860)			-		-	3,460,860	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(3,190,198)	3,190,198		-	-	-	N/A
Net cash provided by (used in) operating activities	$-		-	(1,315,795)		13,773	-	(1,302,022)	101%
Net cash provided by (used in) investment activities	-		-	(126,208)		-	-	(126,208)	100%
Net cash provided by (used in) financing activities	$-		-	1,444,460		-	-	1,444,460	100%

Note 1 The investment refers to the acquisition of 100% shares of Viagoo Pte Ltd, paid in 1,011,000 shares on June 19, 2020, by the Company.

Note 2 The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 3 The intercompany balances of $10,725,311 between the WOFE and the VIE arise from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016. As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

As of and for the year ended December 31, 2021

	Shanghai Muliang Industry Co., Ltd.(VIEs)	Consolidated Financials	% of the Consolidated Financials
Current assets	$18,972,383	$19,173,830	99%
Non-current assets	8,995,363	9,726,617	92%
Total Assets	27,967,746	28,900,447	97%
Current liabilities	12,794,076	13,770,110	93%
Non-current liabilities	422,480	422,480	100%
Total liabilities	13,216,556	14,192,590	93%
Total shareholders’ equity (deficit)	14,751,190	14,707,857	100%
Revenues	9,731,082	10,635,402	91%
Cost of goods sold	5,910,793	6,388,771	93%
Gross profit	3,820,289	4,246,631	90%
Total operating expenses	1,527,941	2,501,093	61%
Income before taxes	2,462,471	1,946,158	127%
Net income	2,254,902	1,731,177	130%
Net cash provided by (used in) operating activities	5,484,916	4,930,236	111%
Net cash provided by (used in) investing activities	(1,158,773)	(1,158,773)	100%
Net cash provided by (used in) financing activities	$(4,328,560)	$(4,363,568)	99%

	Parent company		WFOE (Shanghai Mufeng) - Note 3	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		-	6,226		31,787	-	38,013	16%
Current assets	-		-	18,972,383		201,447	-	19,173,830	99%
Intercompany receivable from VIE	-		7,535,113	-		-	(7,535,113)	-	N/A
Investment in Subsidiaries	2,201,476	Note 1	-	-		-	(2,201,476)	-	N/A
Total Assets	$2,201,476		7,535,113	27,967,746		932,701	(9,736,589)	28,900,447	97%
Current liabilities	26,318		5,823	12,788,253		949,716	-	13,770,110	93%
Intercompany payable to WFOE	-		-	7,535,113		-	(7,535,113)	-	N/A
Total liabilities	$26,318		5,823	20,745,846		949,716	(7,535,113)	14,192,590	146%
Total shareholders’ equity (deficit)	$2,175,158		7,529,290	7,221,900	Note 2	(17,015)	(2,201,476)	14,707,857	49%

Revenues	-		(1,676)	9,732,758		904,320	-	10,635,402	92%
Gross profit	-		(1,676)	3,821,965		426,342	-	4,246,631	90%
Service fee expense from VIE to WFOE	-		-	2,254,902		-	(2,254,902)	-	N/A
Total operating expenses	-		-	3,782,843		973,152	(2,254,902)	2,501,093	151%
Operating Income	-		-	2,292,348		1,708,092	(2,254,902)	1,745,538	131%
Income from VIE	-		2,254,902	-		-	(2,254,902)	-	N/A
Income (loss) from equity method investment	2,254,902		-	-		-	(2,254,902)	-	N/A
Net income (loss)	$2,254,902		2,253,226	-		(522,049)	(2,254,902)	1,731,177	130%
Total Comprehensive Income	2,254,902		2,253,226	375,277		(522,049)	(2,254,902)	2,106,454	125%
OPERATING ACTIVITIES
Net income	2,254,902		2,254,902	-		(522,049)	(2,254,902)	1,731,177	130%
Equity in earnings of subsidiaries	(2,254,902)		-	-		-	2,254,902	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(2,254,902)	2,254,902		-	-	-	N/A
Net cash provided by (used in) operating activities	$-		2,253,226	5,486,592		(370,174)	(2,439,408)	4,930,236	111%
Net cash provided by (used in) investment activities	-		-	(1,158,773)		-	-	(1,158,773)	100%
Net cash provided by (used in) financing activities	$-		-	(4,328,560)		(35,008)	-	(4,363,568)	99%

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

Our Products

The Company and the VIE are committed to ensuring the quality of its agricultural products. We aim to provide high-quality and environmentally friendly organic straw fertilizer for our customers. Our organic fertilizers are the products of natural decomposition and are easy for plants to absorb and digest. Our powder form fertilizer maximizes the survival rate of microorganisms, ensures faster nutrient absorption, and increases soil improvement seed and processing productivity. While the operations are primarily engaged in producing organic fertilizers, we also sell agriculture food products such as apples. Revenues are mainly generated from organic fertilizers, which constituted approximately 93.2% and 91.5% of our total revenue for the fiscal years ended December 31, 2022 and 2021, respectively . The sales of apples generated less than 1%  of our total revenue for the fiscal years ended December 31, 2022 and 2021, respectively. In addition, we invested in the construction of a deep-processing slaughterhouse which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, China. We expect to complete the construction in June 2023 and start generating revenues from the black goat processing products in the third quarter of 2023.

Organic Fertilizer

The fertilizer products are sold under our brand names “Zongbao,” “Fukang,” and “Muliang.” There are seven lines of our organic fertilizers including:

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

The organic fertilizer contains all-purpose nutrition that can be used in the different stages of plant growth. It aims to increase soil fertility, improve soil aggregate structure, provide nutrient absorption ability for crop, improve water retention capacity and improve fertilizer utilization, thus creating a sustainable environment and healthy soil.

Apple Orchard

In 2014, we leased 350 mu (about 57.66 acres) of mountainous land as an apple farm and, for the purpose of using our own fertilizer to demonstrate the advantages of our organic straw fertilizer. The selling of apples generated less than 1% of our total revenue for the fiscal years ended December 31, 2022, and 2021, respectively. As the apple trees become more mature, we expect to generate more revenues from the sales of apples in the future.

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

Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report included elsewhere in this annual statement, is headquartered in San Mateo, California subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards with the last inspection in November 2021, and as of the date of this prospectus, our auditor is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. However, as more stringent criteria have been imposed by the SEC and the PCAOB recently, which would add uncertainties to our offering, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

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

Transfers of Cash to and from Our Subsidiaries

Muliang is a holding company with no operations of its own. We conduct operations in China primarily through our subsidiary and VIE in China. As a result, although other means are available for us to obtain financing at the holding company level, Muliang’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our PRC subsidiaries and license and service fees paid by our PRC consolidated affiliated entities. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to Muliang. In addition, our PRC subsidiary and VIE are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a liquidation of the companies.

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

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from operations through the current VIE Agreements, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will be dependent on payments made from Shanghai Muliang to Shanghai Mufeng, pursuant to VIE Agreements between them, and the distribution of such payments to Muliang HK as dividends from Shanghai Mufeng. Certain payments from Shanghai Muliang to Shanghai Mufeng are subject to PRC taxes, including business taxes and VAT. During the years ended December 31, 2022 and 2021, Shanghai Muliang made no payments to Shanghai Mufeng. For the years ended December 31, 2022 and 2021, there was no cash transferred between the Company and Shanghai Muliang (the VIEs).

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

Item 1A. Risk Factors.

Summary of Risk Factors

Below please find a summary of the significant risks we face, organized under relevant headings. These risks are discussed more fully in the section titled “Risk factors” on page 20.

●	Uncertainties regarding the legality of the VIE structure in the future. Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations in the PRC though the variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in this offering are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations. The legality of the VIE structure has not been tested in the courts of the PRC. Furthermore, it is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. See “Risk Factors – Risks Relating to Doing Business in the PRC – If the PRC government deems that any of our contractual arrangements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations on page 22; and Risk Factors – Risks Relating to Our Corporate Structure – If the PRC government deems that the contractual arrangements in relation to Shanghai Muliang, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations on page 52.

●	Risk of new regulations, significant new government oversight in China. As a business with a majority of its operations in China, we are subject to the laws and regulations of the PRC, which can change quickly with little advance notice. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. New regulations and policies, which may be adopted with little notice, could result in a material change in operations and/or the value of our ordinary shares. See “Risk Factors – Risks Relating to Doing Business in the PRC – PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us on page 30

●	Risk of additional future government oversight and control over foreign offerings of China-based companies. Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Although our business is not of the type currently subject to government review in China prior to a foreign securities offering, any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. See “Risk Factors – Risks Relating to Doing Business in the PRC – Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us on page 30

●	Uncertainties with respect to the PRC legal system. The PRC legal system is based on written statutes and prior court decisions have limited value as precedents. Since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. See “Risk Factors – Risks Relating to Doing Business in the PRC – PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us on page 30

●	Risks related to a future determination that the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect or investigate our auditor completely. Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and is subject to inspection by the PCAOB on a regular basis with the last inspection in October 2019, and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. Despite that we have a U.S. based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include but not limited to that trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and as a result an exchange may determine to delist our securities. See “Risk Factors – Risks Relating to Doing Business in the PRC – The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering on page 33.

●	Risks related to the seasonality of our business. The sale of our products is partially dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both seasonal patterns and substantial fluctuations in quarterly sales and profitability. See Risk Factors – Risks Relating to Our Business and Industry – Our fertilizer business is seasonal and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly on page 38.

●	Risks related to potential competition. We encounter intense competition in each of our business segments on a national, regional and local level. Competition in the industry is primarily based on quality of services, brand name recognition, geographic coverage and range of services. New and existing competitors may offer competitive rates, greater convenience or superior services, which could attract customers away from us, resulting in lower revenues for operations. See Risk Factors – Risks Relating to Our Business and Industry – If we are unable to compete successfully with our competitors, our financial condition and results of operations may be harmed on page 40.

●	Risks related to the dependence on key suppliers, customers and personnel. Although we believe that we can locate replacement suppliers readily on the market any difficulty in replacing one of our major suppliers could adversely affect our company’s performance Additionally, our business is dependent on our ability to recruit and maintain highly skilled and qualified individuals through direct employment or collaboration arrangements. See Risk Factors – Risks Relating to Our Business and Industry – The loss of any of our key suppliers and/or customers could have a materially adverse effect on our results of operations on page 41; and We depend on our key personnel and research employees, and we may be adversely affected if we are unable to attract and retain qualified scientific and business personnel on page 42; and Any failure by Shanghai Muliang, our consolidated variable interest entity, or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business on page 54.

●	Risks related to our use of the VIE structure. We have relied and expect to continue relying on contractual arrangements with the VIE and their shareholders to operate our business in China. If the VIE, or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. See Risk Factors – Risks Relating to Our Corporate Structure – We rely on contractual arrangements with the VIE and their shareholders for a large portion of our business operations. These arrangements may not be as effective as direct ownership in providing operational control. Any failure by the VIE or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business on page 54.

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

Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations in the People’s Republic of China, or “PRC” or “China,” though the variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in this offering are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations.

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In particular, in January 2015, the Ministry of Commerce, or MOC, published a discussion draft of the proposed Foreign Investment Law for public review and comments. Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the draft Foreign Investment Law, variable interest entities would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors, and would be subject to restrictions on foreign investments. However, the draft law has not taken a position on what actions will be taken with respect to the existing companies with the “variable interest entity” structure, whether or not these companies are controlled by Chinese parties. It is uncertain when the draft will be signed into law and whether the final version will have any substantial changes from the draft. Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations” below. If the ownership structure, contractual arrangements and business of our company are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, shutting down our servers, discontinuing or placing restrictions or onerous conditions on operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from this offering to finance our business and operations in China and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and could severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

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

As a holding company with PRC subsidiaries, we may transfer funds to our Affiliate Entities or finance the operating entity by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiaries, including from the proceeds of this offering, are subject to the above PRC regulations. We may not be able to obtain necessary government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

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

We conduct all of operations and all of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our ability to operate our website.

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

Our business is conducted in the PRC, our books and records are maintained in RMB, which is the currency of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollars. Changes in the exchange rate between the RMB and dollar affect the value of our assets and the results of operations in United States dollars. The value of the RMB against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition. Further, our shares offered by this prospectus are offered in United States dollars, and we will need to convert the net proceeds we receive into RMB in order to use the funds for our business. Changes in the conversion rate between the United States dollar and the RMB will affect that amount of proceeds we will have available for our business.

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

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of operations in China.

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of our facilities by any of these regulators may be limited or prohibited.

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

Although we have taken measures to comply with the laws and regulations that are applicable to our business operations, including the regulatory principles raised by the CBRC, and avoiding conducting any activities that may be deemed as illegal fund-raising, forming capital pool or providing guarantee to investors under the current applicable laws and regulations, the PRC government authority may promulgate new laws and regulations regulating the direct lending service industry in the future. We cannot assure you that our practices would not be deemed to violate any PRC laws or regulations relating to illegal fund-raising, forming capital pools or the provision of credit enhancement services. Moreover, we cannot rule out the possibility that the PRC government will institute a license requirement covering our industry at some point in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue operations.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy, than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have a retroactive effect. As a result, we may not be aware of any violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue operation.

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

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties and sudden changes, sometimes with little advance notice. As a significant part of our business is conducted in China, operations are principally governed by PRC laws and regulations, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of any violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in operations. Certain areas of the law, including intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

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

We expect to obtain information about various aspects of operations as well as regarding our employees and third parties. We also maintain information about various aspects of operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

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

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of operations in China.

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

However, our PRC counsel has further advised us that there remains some uncertainties as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and its opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as we do. If it is determined that CSRC approval is required for this offering, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek CSRC approval for this offering. These sanctions may include fines and penalties on operations in the PRC, limitations on operating privileges in the PRC, delays in or restrictions on the repatriation of the proceeds from this offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC subsidiary, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. Furthermore, the CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to halt this offering before the settlement and delivery of the common stock that we are offering. Consequently, if you engage in market trading or other activities in anticipation of and prior to the settlement and delivery of the common stock we are offering, you would be doing so at the risk that the settlement and delivery may not occur.

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

Disruptions may lead to delays in harvesting or planting by growers which can result in pushing orders to a future quarter, which could negatively affect results for the quarter in question and cause fluctuations in operating results. Seasonal variations may be especially pronounced because our product lines are mainly sold in China. Planting and growing seasons, climatic conditions and other variables on which sales of our products are dependent vary from year to year and quarter to quarter. As a result, we may experience substantial fluctuations in quarterly sales.

The overall level of seasonality in our business is difficult to evaluate as a result of our relatively early stage of development, our limited number of commercialized products, our expansion into new geographical territories, the introduction of new products and the timing of introductions of new products. Even though we have implemented safety measures, the Company had insufficient inventory in April, May, October and November. It is possible that our business may be more seasonal or experience seasonality in different periods than anticipated. Other factors may also contribute to the unpredictability of the operating results, including the size and timing of significant distributor transactions, the delay or deferral of use of our commercial technology or products and the fiscal or quarterly budget cycles of our direct customers, distributors, licensees and end users. Customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in the operating results for a particular quarter or year.

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

We encounter intense competition in each of our business segments on a national, regional and local level. Competition in the industry is primarily based on quality of services, brand name recognition, geographic coverage and range of services. New and existing competitors may offer competitive rates, greater convenience or superior services, which could attract customers away from us, resulting in lower revenues for operations. Competition among fertilizer companies may cause a decrease in price of sales to attract or retain talented employees.

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

For the years ended December 31, 2021 and 2020, five and two suppliers accounted for 77% and 45% of our purchases, respectively. For the year ended December 31, 2022, two suppliers accounted for 76% of our purchases, respectively. We are dependent on our suppliers for our products. Our suppliers may fail to meet timelines or contractual obligations or provide us with sufficient products, which may adversely affect our business. Certain of our contracts with key suppliers can be terminated by the supplier upon giving notice within a certain period and restrict us from using other suppliers. Failure to appropriately structure or adequately manage our agreements with third parties may adversely affect our supply of products. We are also subject to credit risk with respect to our third-party suppliers. If any such suppliers become insolvent, an appointed trustee could potentially ignore the service contracts we have in place with such party, resulting in increased charges or the termination of the service contracts. We may not be able to replace a service provider within a reasonable period of time, on as favorable terms or without disruption to operations. Any adverse changes to our relationships with third-party suppliers could have a material adverse effect on our image, brand and reputation, as well as on our business, financial condition and results of operations.

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

We face Risks Relating to natural disasters, health epidemics and other outbreaks, which could significantly disrupt operations.

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

Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease operating revenues and disrupt business.

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

Changes in the prices of certain commodity products could result in higher overall cost along the agricultural supply chain, which may negatively affect our ability to commercialize our products We will be susceptible to changes in costs in the agricultural industry as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. As a result, we may not be able to anticipate or react to changing costs by adjusting our practices, which could cause operating results to deteriorate.

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

Our outstanding and future loans, combined with our other financial obligations and contractual commitments, could have negative consequences on our business and financial condition. We believe that our cash, cash equivalents on hand will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. However, we need to make continued investment for our expansion in facilities and to retain talents to remain competitive. There can be no assurance that we will be able to raise additional capital on terms favorable to us, or at all, if and when required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, our ability to fund operations, take advantage of unanticipated opportunities, develop or enhance our facilities or respond to competitive pressures could be significantly limited.

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

We expect to obtain information about various aspects of operations as well as regarding our employees and third parties. We also maintain information about various aspects of operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

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

Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations in the People’s Republic of China, or “PRC” or “China,” though the variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in this offering are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations. For a description of the VIE contractual arrangements, see “Corporation History and Structure-Contractual Arrangements.”

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

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over operating entities and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

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

In the opinion our PRC legal counsel, each of the contractual arrangements among our WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. However, our PRC legal counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the opinion of our PRC legal counsel. In addition, it is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our corporate structure and contractual arrangements are deemed by the MIIT or the MOFCOM or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our VATS business. Furthermore, if we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of our WFOE or the VIE;

●	discontinuing or placing restrictions or onerous conditions on operations through any transactions among our WFOE, the VIE and its subsidiaries;

●	imposing fines, confiscating the income from our WFOE, the VIE or its subsidiaries, or imposing other requirements with which we or the VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	shutting down our servers or blocking our app/websites;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over the VIE; or

●	restricting or prohibiting our use of the proceeds of this offering to finance our business and operations in China.

●	taking other regulatory or enforcement actions against us that could be harmful to our business.

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

We are a holding company and conduct substantially all of our business through Shanghai Muliang, which is a limited liability company established in China and its subsidiaries. We may rely on dividends to be paid by our PRC subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay operating expenses. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

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

Investors in our shares of common stock should be aware that they are purchasing equity in Muliang Viagoo Technology Inc., our Nevada holding company, which does not directly own substantially all of our business in China conducted by the VIE. Although we have been advised by our PRC legal counsel that our contractual arrangements constitute valid and binding obligations enforceable against each party of such agreements in accordance with their terms, they may not be as effective in providing control over Shanghai Muliang Industry Co., Ltd., the operating entities, as direct ownership. If the PRC operating entities or the registered shareholders fail to perform their respective obligations under the contractual arrangements, we may incur substantial costs and expend substantial resources to enforce our rights. All of these contractual arrangements are governed by and interpreted in accordance with PRC laws, and disputes arising from these contractual arrangements will be resolved through arbitration or litigation in the PRC. However, the legal system in the PRC is not as developed as in other jurisdictions, such as the United States. There are very few precedents and little official guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the outcome of arbitration or litigation. These uncertainties could limit our ability to enforce these Contractual Arrangements. In the event we are unable to enforce these contractual arrangements or we experience significant delays or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our affiliated entities and may lose control over the assets owned by Shanghai Muliang Industry Co., Ltd. Our financial performance may be adversely and materially affected as a result and we may not be eligible to consolidate the financial results of the PRC Operating Entities into our financial results.

Contractual arrangements in relation to the VIE may be subject to scrutiny by the PRC tax authorities and they may determine that we or the VIE owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between Shanghai Mufeng, the variable interest entity Shanghai Muliang and the shareholders of Shanghai Muliang were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust Shanghai Muliang income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Shanghai Muliang for PRC tax purposes, which could, in turn, increase their tax liabilities without reducing Shanghai Mufeng tax expenses. In addition, if Shanghai Mufeng requests the Shanghai Muliang Shareholders to transfer their equity interests in Shanghai Muliang at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject Shanghai Mufeng to PRC income tax. Furthermore, the PRC tax authorities may impose late payment fees and other penalties on Shanghai Muliang for the adjusted but unpaid taxes according to the applicable regulations. Our results of operations could be materially and adversely affected if Shanghai Muliang’s tax liabilities increase or if they are required to pay late payment fees and other penalties.

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

In order to maintain the physical security of our chops, we generally have them stored in secured locations accessible only to the designated key employees of our legal, administrative or finance departments. Our designated legal representatives generally do not have access to the chops. Although we have approval procedures in place and monitor our key employees, including the designated legal representatives of our subsidiary and consolidated VIE, the procedures may not be sufficient to prevent all instances of abuse or negligence. In addition, we also separate the authorized user of chops from the keeper of keys to the storage room and install security camera for the storage room. There is a risk that our key employees or designated legal representatives could abuse their authority, for example, by binding our subsidiary and consolidated VIE with contracts against our interests, as we would be obligated to honor these contracts if the other contracting party acts in good faith in reliance on the apparent authority of our chops or signatures of our legal representatives. If any designated legal representative obtains control of the chop in an effort to obtain control over the relevant entity, we would need to have a shareholder or board resolution to designate a new legal representative to take legal action to seek the return of the chop, apply for a new chop with the relevant authorities, or otherwise seek legal remedies for the legal representative’s misconduct. If any of the designated legal representatives obtains and misuses or misappropriates our chops and seals or other controlling intangible assets for whatever reason, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve the matter, while distracting management from operations, and our business operations may be materially and adversely affected.

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

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Chinese government may intervene or influence operations at any time with little advance notice, which could result in a material change in operations and in the value of our common stock. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

Certain judgments obtained against us by our shareholders may not be enforceable.

We conduct most operations in China and substantially all operations outside of the United States. Most of our assets are located in China, and substantially all of our assets are located outside of the United States. In addition, all our senior executive officers reside within China for a significant portion of the time and most are PRC nationals. Substantially all of the assets of these persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the U.S. and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

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

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

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

PRC Regulations

The operation in China is subject to a number of PRC laws and regulations. This section summarizes all material PRC laws and regulations relevant to our business and operations in China and the key provisions of such regulations.

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

Permission Required from PRC Authorities

We and our PRC subsidiaries currently have received all material permissions and approvals required for the operations in compliance with the relevant PRC laws and regulations in the PRC. The business license is the only permission that is required for the operations. The business license is a permit issued by Market Supervision and Administration that allows the company to conduct specific business within the government’s geographical jurisdiction. Each of our PRC subsidiaries has received its business license.

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

However, there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering and the opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant PRC government agencies, including the CSRC, would reach the same conclusion as our PRC counsel does, and hence we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on operations in China, limit operating privileges in China, delay or restrict the repatriation of the proceeds from this offering into China, restrict or prohibit the payments or remittance of dividends by our PRC subsidiaries, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of the shares. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded.

The PRC government may intervene or influence operations at any time, which could result in a material change in operations. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. As confirmed by our PRC counsel, we currently are not subject to cybersecurity review with the CAC, to conduct business operations in China, given that: (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, as confirmed by our PRC counsel, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor WWC, P.C., and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB 400 million.

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

Through patented technology, the operation processes crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straws are common agricultural by-products. In PRC, farmers usually remove the straw stubble that remains after grains, by burning them in order to continue farming on the same land. These activities have resulted in significant air pollution, and they damage the surface structure of the soil with loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The organic straw fertilizer we produce does not contain the heavy metals, antibiotics and harmful bacteria that are common in the traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins, and carbohydrates that promote the healthiest soils capable of growing healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve the fertility of soil, and the quality and safety of agricultural products.

Revenue is mainly generated from our organic fertilizers, which accounted for approximately 93.2% and 91.5% of our total revenue for the years ended December 31, 2022 and 2021, respectively. There is currently two integrated factories in Weihai City, Shandong Province, PRC to produce organic fertilizers, which have been in operation since August 2015. We plan to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

In addition, there are plans to engage in the processing and distribution of black goat products, with business commencing in June 2023. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2023.

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

As PRC laws and regulations welcome to invest in organic fertilizer industry businesses, the Muliang Viagoo operates its fertilizer business in the PRC through Shanghai Muliang and its subsidiaries, which are collectively referred as the “WFOEs”.

By entering into a series of agreements (the “VIE Agreements”), the Muliang Viagoo, through WFOEs, obtained control over Shanghai Muliang and its subsidiaries (collectively referred as “VIE”). The VIE Agreements enable the Muliang Viagoo to (1) have power to direct the activities that most significantly affect the economic performance of the VIE, and (2) receive the economic benefits of the VIE that could be significant to the VIE. Accordingly, the Muliang Viagoo is considered the primary beneficiary of the VIE and has consolidated the VIE’ financial results of operations, assets and liabilities in the Muliang Viagoo’s consolidated financial statements. In making the conclusion that the Muliang Viagoo is the primary beneficiary of the VIE, the Muliang Viagoo’s rights under the Power of Attorney also provide the Muliang Viagoo’s abilities to direct the activities that most significantly impact the VIE’ economic performance. The Muliang Viagoo also believes that this ability to exercise control ensures that the VIE will continue to execute and renew the Master Exclusive Service Agreement and pay service fees to Muliang Viagoo. By charging service fees to be determined and adjusted at the sole discretion of Muliang Viagoo, and by ensuring that the Master Exclusive Service Agreement is executed and remains effective, Muliang Viagoo has the rights to receive substantially all of the economic benefits from the VIE.

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

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo, and its wholly controlled variable interest entities, Shanghai Muliang, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang, 100% controlled Anhui Muliang, 65% controlled Maguan, and 51% controlled Heilongjiang. Accordingly, the 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 20% interest in Yunnan Muliang, 35% equity interest in Maguan, and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

Accounts Receivable

We state accounts receivable at cost, net of allowance for doubtful accounts. Based on our past experience and current practice in the PRC, management provides for an 100% allowance for doubtful accounts equivalent to those accounts that are not collected more than three years, 50% for receivables outstanding for longer than two years but less than three years, and 25% for receivables outstanding for longer than one year but less than two years.

The reason why we adopted this accounting policy can be attributed to the fact that (a) Our end customers, such as agricultural companies, farmers, or agricultural planting cooperatives, usually make payment for agricultural material procurement only after harvesting and selling their agricultural products, resulting in a longer collection time for our accounts receivable. (b) Given the severe situation of the COVID-19 pandemic in 2022, and in order to maintain a long-term cooperative relationship with our customers, we agreed to extend the payment deadline.

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

We have financed operations over the years ended December 31, 2022 and 2021 primarily through proceeds from stock issuance and advances from related parties, and net cash inflow from operations.

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

We anticipate that our current cash reserves plus cash from operating activities will not be sufficient to meet our ongoing obligations and fund operations for the next twelve months. As a result, we will need to seek additional funding in the near future. We are looking to obtain additional funding through equity financing in the secondary market, and/or renewing our current obligations with loaners. We may also seek to obtain short-term loans from our directors or unrelated parties. Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results.

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

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021
Revenues	$11,853,252	$10,635,402
Cost of goods sold	6,923,717	6,388,771
Gross profit (loss)	4,929,535	4,246,631
	41.59%	39.93%
Operating expenses:
General and administrative expenses	897,822	2,033,234
Selling expenses	323,789	467,859
Total operating expenses	1,221,611	2,501,093

Income (Loss) from operations	3,707,924	1,745,538

Other income (expense):
Interest expense	(124,730)	(151,720)
Asset impairment loss	(237,191)	(352,740)
Other income (expense), net	12,418	705,080
Total other income (expense)	(349,503)	200,620

Income (Loss) before income taxes	3,358,421	1,946,158

Income taxes	438,885	214,981

Net income	2,919,536	1,731,177

Net income (loss) attributable to noncontrolling interest	8,445	11,072
Net income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	2,911,091	1,720,105

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(1,823,732)	375,277

Total Comprehensive income(loss)	1,095,804	2,106,454
Total comprehensive (income) loss attributable to noncontrolliing interests	3,299	13,973
Total comprehensive (income) loss attributable to Muliang Viagoo Technology Inc. common stockholders	$1,092,505	$2,092,481

Earnings per common share
Basic and diluted	0.15	0.09
Weighted average common shares outstanding
Basic	19,251,477	19,251,477
Diluted	19,251,477	19,251,477

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

On May 27, 2013, Shanghai Muliang entered into and consummated an equity purchase agreement whereby it acquired 99% of the outstanding equity of Weihai Fukang Bio-Fertilizer Co., Ltd. (“Fukang”), a corporation organized under the laws of the People’s Republic of China. Fukang was incorporated in Weihai City, Shandong Province on January 6, 2009. Fukang is focused on the distribution of organic fertilizers and the development of new bio-organic fertilizers. As a result of the completion of the transaction, Fukang became a 99% owned subsidiary of Shanghai Muliang, with the remaining 1% equity interest owned by Mr. Hui Song.

On July 11, 2013, Shanghai Muliang established a wholly owned subsidiary, Shanghai Muliang Viagoo Development Co., Ltd. (“Agritech Development”) in Shanghai, China. On November 6, 2013, Shanghai Muliang sold 40% of the outstanding equity of Agritech Development to Mr. Jianping Zhang for consideration of approximately $65,000 or RMB 400,000. Agritech Development does not currently conduct any operations.

On July 17, 2013, Shanghai Muliang entered into an equity purchase agreement to acquire 100% of the outstanding equity of Shanghai Zongbao Environmental Construction Co., Ltd. (“Shanghai Zongbao”) with consideration of approximately $3.2 million or RMB 20 million, effectively becoming the wholly-owned subsidiary of Shanghai Muliang. Shanghai Zongbao was incorporated in Shanghai on January 25, 2008. Shanghai Zongbao processes and distributes organic fertilizers. Shanghai Zongbao wholly owns Shanghai Zongbao Environmental Construction Co., Ltd. Cangzhou Branch (“Zongbao Cangzhou”).

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On July 23, 2015, Shanghai Muliang established a wholly owned subsidiary, Shanghai Muliang Agricultural Sales Co., Ltd. (“Muliang Sales”) in Shanghai, China.

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

On February 10, 2016, Shanghai Mufeng entered into a set of contractual agreements known as Variable Interest Entity (“VIE”) Agreements, including (1) Exclusive Technical Consulting and Service Agreement, (2) Equity Pledge Agreement, and (3) Call Option Cooperation Agreement, with Shanghai Muliang, and its Principal Shareholders. As a result of the Stock Purchase Agreement and the set of VIE Agreements, Shanghai Muliang Industry Co., Ltd., along with its consolidated subsidiaries, became entities controlled by Muliang Viagoo, whereby Muliang Viagoo would derive all substantial economic benefit generated by Shanghai Muliang and its subsidiaries.

As a result, Muliang Viagoo has a direct wholly-owned subsidiary, Muliang HK and an indirectly wholly owned subsidiary Shanghai Mufeng. Through its VIE Agreements, Muliang Viagoo exercises control over Shanghai Muliang. As a result, Shanghai Muliang has two wholly-owned subsidiaries (Shanghai Zongbao and Muliang Sales), one 99% owned subsidiary (Fukang), one 60% owned subsidiary (Agritech Development), and one indirectly wholly owned subsidiary Zongbao Cangzhou.

On June 6, 2016, Shanghai Muliang established a wholly-owned subsidiary, namely, Muliang (Ningling) Bio-chemical Fertilizer Co. Ltd (“Ningling Fertilizer”) in Henan Province. Ningling Fertilizer is setup for a new production line of bio-chemical fertilizer and has not begun any operation yet.

On July 7, 2016, Shanghai Muliang established a subsidiary, namely, Zhonglian Huinong (Beijing) Technology Co., Ltd (“Zhonglian”) in Beijing City, China. Shanghai Muliang owns 65% shares of Zhonglian, and a third-party company, Zhongrui Huilian (Beijing) Technology Co., Ltd owns the other 35% shares. Zhonglian is to develop and operate an online agricultural products trading platform.

On October 27, 2016, Shanghai Muliang established a subsidiary, namely, Yunnan Muliang Animal Husbandry Development Co., Ltd (“Yunnan Muliang”) in Yunnan Province, China. Shanghai Muliang owns 55% shares of Yunnan Muliang, and a third-party company, Shuangbai County Development Investment Co., Ltd. owns the other 45% shares. Yunnan Muliang was setup for the sales development of West China.

On October 12, 2017, the Company canceled the registration of Ningling with the administration authorities for Industry and Commerce. Ningling has historically been reported as a component of operations and incurred $33,323 to loss before income taxes provisions for the year ended December 31, 2017. The termination does not constitute a strategic shift that will have a major effect on operations or financial results and as such, the termination is not classified as discontinued operations in our consolidated financial statements.

On February 22, 2016 and June 8, 2017, Shanghai Muliang established a 65% owned subsidiary of Maguan Jiamu Agricultural Development Co., Ltd (Maguan), and a 100% owned subsidiary of Anhui Muliang Agricultural Biotechnology Co., Ltd (Anhui Muliang) respectively. Since its establishment, both of the Companies have no operation.

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

Muliang HK, Shanghai Mufeng, Shanghai Muliang, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, Anhui Muliang, Maguan and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

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

Muliang Agritech, Muliang HK, Shanghai Mufeng, Shanghai Muliang, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, Anhui Muliang, Maguan, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Shanghai Muliang, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Heilongjiang, Anhui Muliang , Maguan, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded for these transactions. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Shanghai Muliang.

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

As PRC laws and regulations welcome to invest in organic fertilizer industry businesses, the Muliang Viagoo operates its fertilizer business in the PRC through Shanghai Muliang and its subsidiaries, which are collectively referred as the “WFOEs”.

By entering into a series of agreements (the “VIE Agreements”), the Muliang Viagoo, through WFOEs, obtained control over Shanghai Muliang and its subsidiaries (collectively referred as “VIE”). The VIE Agreements enable the Muliang Viagoo to (1) have power to direct the activities that most significantly affect the economic performance of the VIE, and (2) receive the economic benefits of the VIE that could be significant to the VIE. Accordingly, the Muliang Viagoo is considered the primary beneficiary of the VIE and has consolidated the VIE’ financial results of operations, assets and liabilities in the Muliang Viagoo’s consolidated financial statements. In making the conclusion that the Muliang Viagoo is the primary beneficiary of the VIE, the Muliang Viagoo’s rights under the Power of Attorney also provide the Muliang Viagoo’s abilities to direct the activities that most significantly impact the VIE’ economic performance. The Muliang Viagoo also believes that this ability to exercise control ensures that the VIE will continue to execute and renew the Master Exclusive Service Agreement and pay service fees to Muliang Viagoo. By charging service fees to be determined and adjusted at the sole discretion of Muliang Viagoo, and by ensuring that the Master Exclusive Service Agreement is executed and remains effective, Muliang Viagoo has the rights to receive substantially all of the economic benefits from the VIE.

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

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, Viagoo, and its wholly controlled variable interest entities, Shanghai Muliang, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang 100% controlled Anhui Muliang, 65% controlled Maguan, and 51% controlled Heilongjiang. Accordingly, the 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 35% interest in Maguan, 20% interest in Yunnan Muliang, and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

Depreciation expenses pertaining to apple trees will be included in inventory costs for those apples to be sold and ultimately become a component of cost of goods sold. Similar to other assets, the failure of our apple trees to be serviceable over the entirety of their anticipated useful lives or to be sold at their anticipated residual value will negatively impact operating results.

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

China, PRC

Shanghai Mufeng and its subsidiaries Shanghai Muliang, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhonglian, Heilongjiang Anhui Muliang, Maguan, and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and interim principal accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022.

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

Dated: July 6, 2023

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

	Title	Date

/s/ Lirong Wang	Chairman of the Board & Chief Executive Officer	July 6, 2023
Lirong Wang	(Principal Executive Officer)

/s/ Shaw Cheng “David” Chong	Chief Financial Officer	July 6, 2023
Shaw Cheng “David” Chong	(Principal Accounting Officer)

/s/ Nunissait Tjandra	Director	July 6, 2023
Nunissait Tjandra