Form 10-Q
period 2023-06-30
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2023-08-21
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2023, the registrant had 19,251,477 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31 2022

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$5,817	$73,313
Accounts receivable, net	10,880,490	11,756,610
Inventories	292,459	194,226
Prepayment	3,555,718	3,719,342
Other receivables, net	1,403,221	1,591,031
Total Current Assets	16,137,705	17,334,522

Long term investment	-	29,459
Property, plant and equipment, net	5,477,590	6,004,575
Right of use assets	956,793	1,274,228
Operating lease right of use asset, net	133,463	140,120
Intangible assets, net	-	46,885
Other assets and deposits	18,857	19,798
Deferred tax asset	230,375	241,866

Total Assets	$22,954,783	$25,091,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$920,941	$1,039,243
Accounts payable and accrued liability	727,226	3,430,697
Advances from customers	259,609	282,978
Operating lease liabilities - current	53,497	56,165
Income tax payable	877,602	929,105
Accrued interest	1,502,017	1,576,932
Other payables	767,559	861,614
Due to related party	1,227,593	1,045,224
Total Current Liabilities	6,336,044	9,221,958

Operating lease liabilities - noncurrent	64,362	67,573
Deferred tax liabilities	-	8,553
Total Liabilities	6,400,406	9,298,084

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 50,000,000 shares authorized, 9,500,000 shares issued and outstanding as of December 31, 2022 and June 30, 2023.	950	950
Common stock, $0.0001 par value, 250,000,000 shares authorized, 19,251,477 shares issued and outstanding as of December 31, 2022 and June 30, 2023.	1,925	1,925
Additional paid in capital	19,936,668	19,936,668
Accumulated deficit	(3,189,217)	(3,965,137)
Accumulated other comprehensive loss	(351,505)	(328,151)
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology Inc. and Subsidiaries	16,398,821	15,646,255
Noncontrolling interest	155,556	147,114
Total Stockholders’ Equity (Deficit)	16,554,377	15,793,369
Total Liabilities and Stockholders’ Equity	$22,954,783	$25,091,453

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$1,488,487	1,493,541	$2,866,923	3,038,749
Cost of goods sold	630,776	809,534	1,466,768	1,681,224
Gross profit (loss)	857,711	684,007	1,400,155	1,357,525
	57.62%	45.80%	48.84%	44.67%
Operating expenses:
General and administrative expenses	328,569	111,094	467,162	291,209
Selling expenses	144,670	82,989	147,823	120,597
Total operating expenses	473,239	194,083	614,985	411,806

Income (Loss) from operations	384,472	489,924	785,170	945,719

Other income (expense):
Interest Income	13	-	3	-
Interest expense	(321)	(34,299)	(793)	(77,566)
Other income (expense), net	-	(19)	-	(22)
Total other income (expense)	(308)	(34,318)	(790)	(77,588)

Income (Loss) before income taxes	384,164	455,606	784,380	868,131

Income taxes	-	(2,733)	-	-

Net income from continued operations	384,164	458,339	784,380	868,131

Net loss from discontinued operations	-	(55,376)	-	(107,519)

Net income	384,164	402,963	784,380	760,612

Net income (loss) attributable to noncontrolling interest	4,268	2,349	8,460	2,237
Net income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	379,896	400,614	775,920	758,375

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(927,009)	(774,785)	(23,354)	(411,683)

Total Comprehensive income(loss)	(542,845)	(371,822)	761,026	348,929
Total comprehensive (income) loss attributable to noncontrolliing interests	(4,157)	(1,101)	18	283
Total comprehensive (income) loss attributable to Muliang Viagoo Technology Inc. common stockholders	$(538,688)	(370,721)	$761,008	348,646

Earnings per common share
Basic and diluted	0.02	0.02	0.04	0.05

Weighted average common shares outstanding
Basic	19,251,477	19,251,477	19,251,477	19,251,477
Diluted	19,251,477	19,251,477	19,251,477	19,251,477

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance, December 31, 2021	9,500,000	$950	19,251,477	$1,925	19,936,668	(6,876,227)	1,500,727	143,814	14,707,857
Net income						758,375		2,237	760,612
Foreign currency translation adjustment							(413,637)	(1,954)	(415,591)
Balance, June 30, 2022	9,500,000	$950	19,251,477	$1,925	19,936,668	(6,117,852)	1,087,090	144,097	15,052,878
Net income						2,152,715		6,208	2,158,923
Foreign currency translation adjustment							(1,415,241)	(3,191)	(1,418,432)
Balance, December 31, 2022	9,500,000	$950	19,251,477	$1,925	19,936,668	(3,965,137)	(328,151)	147,114	15,793,369
Net income						775,920		8,460	784,380
Foreign currency translation adjustment							(23,354)	(18)	(23,372)
Balance, June 30, 2023	9,500,000	$950	19,251,477	$1,925	19,936,668	(3,189,217)	(351,505)	155,556	16,554,377

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$784,380	$760,612
Net income(loss) from discontinued operations	-	(119,636)
Net income from continued operations	784,380	880,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	248,665	309,334
Bad debt expense(reverse)	-	350,169
Amortization of right of use assets	269,160	41,947
Cash withdrew for disposing subsidiary	(65,191)	-
Changes in assets and liabilities:
Accounts receivable	321,597	542,729
Inventories	(112,588)	(1,908,767)
Prepayment	(10,164)	(1,583,072)
Other receivables	34,164	38,995
Accounts payable and accrued payables	(1,653,309)	1,756,835
Advances from customers	(10,400)	-
Lease liability	-	(43,537)
Other payables	(56,381)	(82,899)
Net cash provided by (used in) operating activities from continuing operations	(250,067)	301,982
Net cash used in operating activities from discontinued operations	-	(180,913)
Net cash provided by (used in) operating activities	(250,067)	121,069

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property, plant and equipment, net	-	(27,857)
Net cash used in investing activities from continuing operations	-	(27,857)
Net cash used in investing activities from discontinued operations		-
Net cash used in investing activities	-	(27,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	243,097	626
Repayment of short-term loans	(72,220)	(267,034)
Net cash provided by financing activities from continuing operations	170,877	(266,408)
Net cash used in financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	170,877	(266,408)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,694	195,978

NET INCREASE (DECREASE) IN CASH	(67,496)	22,782
CASH, BEGINNING OF PERIOD	73,313	38,013
CASH, END OF PERIOD	$5,817	$60,795
LESS: CASH FROM DISCONTINUED OPERATIONS	-	47,393
CASH FROM CONTINUING OPERATIONS	5,817	13,402
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$35,307	$77,566
Cash paid for income tax	$-	$-

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On October 12, 2017, the Company canceled the registration of Ningling with the administration authorities for Industry and Commerce. Ningling has historically been reported as a component of our operations and incurred $33,323 in loss before income tax provisions for the year ended December 31, 2017. The termination does not constitute a strategic shift that will have a major effect on our operations or financial results, and as such, the termination is not classified as discontinued operations in our consolidated financial statements.

On February 22, 2016 and June 8, 2017, Muliang Industry established a 65% owned subsidiary of Maguan Jiamu Agricultural Development Co., Ltd (Maguan) and a 100% owned subsidiary of Anhui Muliang Agricultural Biotechnology Co., Ltd (Anhui Muliang) respectively. Since its establishment, both of the Companies have no operation.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Muliang Agritech, Muliang HK, Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, Anhui Muliang, and Maguan are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company,” “we,” and “us” unless specific reference is made to an entity.

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Muliang Industry, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Heilongjiang, Anhui Muliang, Maguan, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree, and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded for these transactions. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Muliang Industry.

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had a net accumulated deficit of $3,189,217 and $3,965,137 as of June 30, 2023, and December 31, 2022, respectively. Our cash balances as of June 30, 2023, and December 31, 2022, were $5,817 and $73,313, respectively. We had a current liability of $6,336,044 at June 30, 2023, which would be due within the next 12 months. In addition, we had net working capital of $9,801,661 and $8,112,564 at June 30, 2023 and December 31, 2022, respectively.

Because the company is gradually recovering the accounts receivables affected by COVID-19, and the sales are gradually returning to the normal level, the company’s current cash revenue and expenditure are normal, which did not affect the normal operation. Now, after Covid-19, the company has no problems with business sustainability. IPO financing will be used for new investments to expand the operating scale and does not affect the existing operating scale.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries, and consolidated VIEs, including the VIEs’ subsidiaries, for which Muliang Viagoo is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries, the VIEs, and the VIEs’ subsidiaries have been eliminated upon consolidation.

As PRC laws and regulations welcome investment in organic fertilizer industry businesses, Muliang Viagoo operates its fertilizer business in the PRC through Muliang Industry and its subsidiaries, which are collectively referred to as the “WFOEs.”

By entering into a series of agreements (the “VIE Agreements”), Muliang Viagoo, through WFOEs, obtained control over Muliang Industry and its subsidiaries (collectively referred to as “VIEs”). The VIE Agreements enable Muliang Viagoo to (1) have the power to direct the activities that most significantly affect the economic performance of the VIEs, and (2) receive the economic benefits of the VIEs that could be significant to the VIEs. Accordingly, Muliang Viagoo is considered the primary beneficiary of the VIEs and has consolidated the VIEs’ financial results of operations, assets and liabilities in Muliang Viagoo’s consolidated financial statements. In making the conclusion that Muliang Viagoo is the primary beneficiary of the VIEs, Muliang Viagoo’s rights under the Power of Attorney also provide Muliang Viagoo’s abilities to direct the activities that most significantly impact the VIEs’ economic performance. Muliang Viagoo also believes that this ability to exercise control ensures that the VIEs will continue to execute and renew the Master Exclusive Service Agreement and pay service fees to Muliang Viagoo. By charging service fees to be determined and adjusted at the sole discretion of Muliang Viagoo, and by ensuring that the Master Exclusive Service Agreement is executed and remains effective, Muliang Viagoo has the right to receive substantially all of the economic benefits from the VIEs.

Comparative VIE financials, are set forth below:

	As of June 30, 2023	As of December 31, 2022
Current assets	$16,137,634	$17,244,572
Non-current assets	6,817,078	7,698,043
Total Assets	22,954,712	24,942,615
Current liabilities	6,315,717	7,967,596
Non-current liabilities	64,362	67,573
Total liabilities	6,380,079	8,035,169
Total shareholders’ equity (deficit)	$16,574,633	$16,907,446

	For six months ended June 30,
	2023	2022
Net income	$-	$-
Net cash provided by (used in) operating activities	(172,887)	301,982
Net cash provided by (used in) investment activities	-	(27,857)
Net cash provided by (used in) financing activities	$170,877	$(266,408)

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd. are set forth below:

For the six months ended June 30, 2023

	Parent company		WFOE (Shanghai Mufeng) - Note 2	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		71	5,746		-	-	5,817	99%
Current assets	-		-	16,137,705		-	-	16,137,705	100%
Intercompany receivable from VIE	-	Note 2	11,509,691	-		-	(11,509,691)	-	N/A
Investment in Subsidiaries			-	-		-	-	-	N/A
Total Assets	$-		11,509,691	22,954,783		-	(11,509,691)	22,954,783	100%
Current liabilities	11,784		8,543	6,315,717		-		6,336,044	100%
Intercompany payable to WFOE	-		-	11,509,691		-	(11,509,691)	-	N/A
Total liabilities	$11,784		8,543	6,380,079		-		6,400,406	100%
Total shareholders’ equity (deficit)	$(11,784)		11,501,148	16,574,704	Note 1	-	(11,509,691)	16,554,377	100%

Revenues	-		-	2,866,923		-	-	2,866,923	100%
Gross profit	-		-	1,400,155		-	-	1,400,155	100%
Service fee expense from VIE to WFOE	-		784,380	-		-	(784,380)	-	N/A
Total operating expenses	-		-	614,985		-		614,985	100%
Operating Income	-		784,380	785,170		-	(784,380)	785,170	100%
Income from VIE	-		784,380	-		-	(784,380)	-	N/A
Income (loss) from equity method investment	-		-	-		-	-	-	N/A
Net income (loss)	$-		784,380	784,380		-	(784,380)	784,380	100%
Total Comprehensive Income	-		784,380	761,026		-	(784,380)	761,026	100%
OPERATING ACTIVITIES
Net income	-		784,380	784,380		-	(784,380)	784,380	100%
Equity in earnings of subsidiaries	-			-		-	-	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(784,380)	784,380		-	-	-	N/A
Net cash provided by (used in) operating activities	$-		-	(250,067)		-	-	(250,067)	100%
Net cash provided by (used in) investment activities	-		-	-		-	-	-	N/A
Net cash provided by (used in) financing activities	$-		-	170,877		-	-	170,877	100%

Note 1	The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 2	The intercompany balances of $11,509,691 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016. As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Currently, there is no contractual arrangement that requires Muliang Viagoo to provide additional financial support to the VIEs. However, as Muliang Viagoo conducts its businesses primarily based on the licenses held by the VIEs, Muliang Viagoo has provided and will continue to provide financial support to the VIEs.

Revenue-producing assets held by the VIEs include certain internet content provision (“ICP”) licenses and other licenses, domain names and trademarks. The ICP licenses and other licenses are required under relevant PRC laws, rules and regulations for the operation of internet businesses in the PRC, and, therefore, are integral to Muliang Viagoo’s operations. The ICP licenses require that core PRC trademark registrations and domain names are held by the VIEs that provide the relevant services.

Muliang Viagoo consolidates the following entities, including wholly-owned subsidiaries, Muliang HK, Shanghai Mufeng, and its wholly controlled variable interest entities, Muliang Industry, and Zhongbao, 60% controlled Agritech Development, 99% controlled Fukang, 65% controlled Zhonglian, 80% controlled Yunnan Muliang 100% controlled Anhui Muliang, 65% controlled Maguan, and 51% controlled Heilongjiang. Accordingly, the 40% equity interest holder of Agritech Development, 1% equity interest holders in Fukang, 35% equity interest holders in Zhonglian, 35% interest in Maguan, 20% interest in Yunnan Muliang, and 49% equity interest in Heilongjiang are accounted as non-controlling interest in the Company’s consolidated financial statements.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. In addition, the Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current creditworthiness, and current economic trends. Accounts are written off after exhaustive efforts at collection.

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

Included in property and equipment is construction-in-progress, which consists of factory improvements and machinery pending installation and includes the costs of construction, machinery, and equipment, and any interest charges arising from borrowings used to finance these assets during the construction period or installation of the assets. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

The estimated useful lives of the Company’s assets are as follows:

Useful Life
Building	20 years
Operating equipment	5-10 years
Vehicle	3-5 years
Electronic equipment	3-20 years
Office equipment	3-20 years
Apple orchard	10 years

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The apple orchard includes the rental of an apple farm, labor costs, fertilizers, apple seeds, apple seedlings, etc. The costs to purchase and cultivate apple trees and the expenditures related to labor and materials to plant apple trees until they become commercially productive are capitalized, which require a two-year period. The estimated production life for an apple tree is ten years, and the costs are depreciated without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees or grafted varieties are fruited are capitalized into inventory and included in Work in Process—apple orchard, a component of inventories.

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

Intangible Assets

Included in the intangible assets are land use rights and non-patented technology. According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The useful life for non-patented technology refers to the period during which economic benefits can be generated. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

The estimated useful lives of the Company’s intangible assets are as follows:

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2023, and 2022.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advances from Customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore Dollar (“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the six months ended June 30, 2023, and 2022 was a loss of $23,354 and $411,683, respectively. Transactions denominated in foreign currencies are translated into functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The asset and liability accounts at June 30, 2023, and December 31, 2022, were translated at 7.2537 RMB to $1 USD and 6.9091 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the six months ended June 30, 2023, and 2022 were 6.9233 RMB and 6.4973 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share give effect to all dilutive potential of shares of common stock outstanding during the period, including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities on June 30, 2023, and December 31, 2022, and for the six months ended June 30, 2023, and 2022.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	June 30, 2023	December 31, 2022
Current portion of long-term loan	$920,941	$1,039,243
Long-term loan	-	-
	$920,941	$1,039,243

Government Contribution Plan

Pursuant to the laws applicable to PRC law, the Company is required to participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical, and other welfare benefits are provided to employees. Chinese labor regulations require the Company to pay the local labor bureau a monthly contribution at a stated contribution rate based on the basic monthly compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

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

Segment Information

The standard, “Disclosures about Segments of an Enterprise and Related Information,” codified with ASC-280, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment, which is geographically located in China.

Recent Accounting Pronouncement

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For finance leases, a lessee is required to do the following:

●	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position.

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

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022 as follows.

For the Six Months Ended June 30,
2022

Revenues	$450,752
Cost of goods sold	258,404
Gross profit (loss)	192,348
Operating expenses:
General and administrative expenses	288,710
Total operating expenses	288,710
Income (Loss) from operations	(96,362)
Other income (expense):
Other income (expense), net	4,750
Total other income (expense)	4,750
Income (Loss) before income taxes	(91,612)
Income taxes	2,706
Net loss from discontinued operations	(94,318)

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts receivable	$11,921,451	$12,849,490
Less: Allowance for credit losses	(1,040,961)	(1,092,880)
Total, net	$10,880,490	$11,756,610

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize additional credit losses for the six months ended June 30, 2023, and 2022. The allowance balance as of June 30, 2023 was carried forward from the prior period.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$63,434	$47,326
Finished goods	229,025	146,900
Less: Provision for impairment	-	-
Total, net	$292,459	$194,226

The Company did not recognize a loss from inventory impairment for the six months ended June 30, 2023, and 2022.

NOTE 6 – PREPAYMENT

The prepayment balance of $3,555,718 and $3,719,342 as of June 30, 2023 and December 31, 2022 respectively, represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2023 and December 31, 2022 consisted of:

	June 30,	December 31,
	2023	2022
Building	$2,663,051	$2,795,874
Operating equipment	2,602,671	2,740,527
Vehicle	78,137	82,034
Office equipment	19,892	78,714
Apple Orchard	881,030	924,972
Construction in progress	2,739,608	2,876,250
	8,984,389	9,498,371
Less: Accumulated depreciation	(3,506,799)	(3,493,796)
	$5,477,590	$6,004,575

For the six months ended June 30, 2023 and 2022, depreciation expense amounted to $248,665 and $295,695, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $2,739,608 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 8 – RIGHT OF USE ASSETS

The total balance of $956,793 as of June 30, 2023 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,413,464 and the accumulated amortization is $456,671.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	June 30,	December 31,
	2023	2022
Deferred tax assets, non-current
Deficit carried-forward	$76,650	$80,474
Allowance	153,725	161,392
Deferred tax assets	230,375	241,866
Less: valuation allowance	-	-
Deferred tax assets, non-current	$230,375	$241,866

Deferred taxation is calculated under the liability method with respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 10 – LOANS PAYABLE

Long-term loan and current portion of long-term loan consisted of the following:

	June 30,	December 31,
	2023	2022
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by September 18 2023.	$920,941	$1,039,243
Long-term loans due to individuals and entities without interest	-	-
	920,941	1,039,243
Current portion of long-term loans payable	920,941	1,039,243
Total, net	$-	$-

As of June 30, 2023, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$920,941
1-2 years	-
3 years	-
Total	$920,941

The Company recognized interest expenses of $793 and $77,566 for the six months ended June 30, 2023 and 2022, respectively.

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

On February 24, 2023, our Board of Directors declared a two-for-one reverse stock split of our authorized common stock and Series A Preferred Stock. There was no effect on total stockholders’ equity, and the par value per share of both our common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

As of June 30, 2023, there were 250,000,000 common shares of the Company authorized, and 50,000,000 preferred shares authorized.

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

On October 10, 2019 and November 1, 2019, the Company issued a total of 9,500,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 9,500,000 shares of common stock beneficially owned by him. Following the transaction, 9,500,000 shares of common stock were canceled and returned to the treasury.

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

On November 1, 2019, the Company issued a total of 9,500,000 shares of Series A Preferred Stock to Mr. Wang, the CEO and Chairman of the Company, in exchange for 9,500,000 shares of common stock beneficially owned by him. Following the transaction, 9,500,000 shares of common stock were canceled and returned to the treasury.

On February 24, 2023, the Company’s Board of Directors and majority shareholder approved a 2 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock and preferred stock. There was no effect on total stockholders’ equity, and the par value per share of both our common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

As of the filing date, there were 9,500,000 shares of Series A Preferred Stock issued outstanding.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS

*Due to related parties

Outstanding balance due to the related parties below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	June 30,	December 31,
	2023	2022	Relationship
Mr. Lirong Wang	1,096,564	897,821	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	89,599	102,007	Controller/Accounting Manager of the Company
Mr. Guohua Lin	41,129	45,080	Senior management / One of the Company’s shareholders
Mr. Zhongfang Wang	301	316	Father of Lirong Wang
Total	1,227,593	1,045,224

For the six months ended June 30, 2023, the Company borrowed $262,204 from Mr. Lirong Wang, and repaid $63,461.

There was no loan transaction between the Company and Mr. Guohua Lin, for the six months ended June 30, 2023.For the six months ended June 30, 2022, the Company borrowed $2,770 from Mr. Guohua Lin, and repaid $6,461.

For the six months ended June 30, 2023, the Company borrowed $0 from Ms. Xueying Sheng and repaid $12,408. For the six months ended June 30, 2022, the Company borrowed $0 from Ms. Xueying Sheng and repaid $13,121.

There was no loan transaction between the Company and Mr. Zhongfang Wang, for the six months ended June 30,, 2023 and 2022.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2023, and 2022.

	For six months ended June 30,
	2023		2022
Customer	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	861,981	30%	1,121,028	37%
Guangzhou Xianshangge Trading Co., Ltd	861,800	30%	1,020,001	34%
Fengqin Wu	344,879	12%	N/A	N/A
Fengyan Wu	290,281	10%	N/A	N/A

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2023, and 2022.

	For six months ended June 30,
	2023		2022
Suppliers	Amount	%	Amount	%
A	N/A	N/A	1,346,714	40%
B	N/A	N/A	708,479	21%
C	N/A	N/A	504,041	15%
D	454,725	13%	485,279	14%
E	938,859	28%	N/A	N/A
F	844,973	25%	N/A	N/A
G	574,759	17%	N/A	N/A

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. As a result, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales, which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. On June 30, 2023, and December 31, 2022, the Company’s cash balances by geographic area were as follows:

	June 30, 2023		December 31, 2022
China	$5,817	100%	$8,122	11%
Singapore	-	-	65,191	89%
Total cash and cash equivalents	$5,817	100%	$73,313	100%

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

Hong Kong

Muliang HK is established in Hong Kong, and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the six months ended June 30, 2023 and 2022, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Accordingly, the management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of June 30, 2023, and December 31, 2022.

The provision for income taxes consists of the following:

For the Six Months Ended June 30,
	2023	2022
Current	$-	$-
Deferred	-	-
Total	$-	$-

NOTE 15 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Six Months Ended		For the SIx Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Fertilizer sales	$2,866,923	$3,038,749	$1,466,768	$1,681,224
Logistic	-	450,752	-	258,404
Total	$2,866,923	$3,489,501	$1,466,768	$1,939,628

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to June 30, 2023, but prior to August 14, 2023, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

Through our patented technology, we process crop straw (including corn, rice, wheat, cotton, and other crops) into high-quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straws are common agricultural by-products. In PRC, farmers usually remove the straw stubble that remains after grains by burning them in order to continue farming on the same land. These activities have resulted in significant air pollution, and they damage the surface structure of the soil with loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The organic straw fertilizer we produce does not contain the heavy metals, antibiotics and harmful bacteria that are common in the traditional manure fertilizer. Our fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins and carbohydrates that promote the healthiest soils capable of growing healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, our fertilizer can effectively improve the fertility of soil and the quality and safety of agricultural products.

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 100.0% and 90.0% of our total revenue for the six months ended June 30, 2023, and 2022, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC, to produce our organic fertilizers, which have been in operation since August 2015. We plan to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

In addition, we plan to engage in the processing and distribution of black goat products, with business commencing in September 2023. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. Our black goat processing products include goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2023.

Recent Development

Impact of COVID-19

Starting in December 2019, the outbreak of COVID-19 caused by a novel strain of the coronavirus has become widespread in China and in the rest of the world, including in each of the areas in which the Company, its suppliers, and its customers operate. In order to avoid the risk of the virus spreading, the Chinese government enacted various restrictive measures, including suspending business operations and quarantines, starting from the end of January 2020. We followed the requirements of local health authorities to suspend operation and production and have employees work remotely in February and March 2020. Since April 2020, we have gradually resumed production and are now operating at full capacity.

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

Comparative VIE financials, are set forth below:

	As of June 30, 2023	As of December 31, 2022
Current assets	$16,137,634	$17,244,572
Non-current assets	6,817,078	7,698,043
Total Assets	22,954,712	24,942,615
Current liabilities	6,315,717	7,967,596
Non-current liabilities	64,362	67,573
Total liabilities	6,380,079	8,035,169
Total shareholders’ equity (deficit)	$16,574,633	$16,907,446

	For six months ended June 30,
	2023	2022
Net income	$-	$-
Net cash provided by (used in) operating activities	(172,887)	301,982
Net cash provided by (used in) investment activities	-	(27,857)
Net cash provided by (used in) financing activities	$170,877	$(266,408)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.are set forth below:

For the six months ended June 30, 2023

	Parent company		WFOE (Shanghai Mufeng) - Note 2	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-		71	5,746		-	-	5,817	99%
Current assets	-		-	16,137,705		-	-	16,137,705	100%
Intercompany receivable from VIE	-	Note 2	11,509,691	-		-	(11,509,691)	-	N/A
Investment in Subsidiaries			-	-		-	-	-	N/A
Total Assets	$-		11,509,691	22,954,783		-	(11,509,691)	22,954,783	100%
Current liabilities	11,784		8,543	6,315,717		-		6,336,044	100%
Intercompany payable to WFOE	-		-	11,509,691		-	(11,509,691)	-	N/A
Total liabilities	$11,784		8,543	6,380,079		-		6,400,406	100%
Total shareholders’ equity (deficit)	$(11,784)		11,501,148	16,574,704	Note 1	-	(11,509,691)	16,554,377	100%

Revenues	-		-	2,866,923		-	-	2,866,923	100%
Gross profit	-		-	1,400,155		-	-	1,400,155	100%
Service fee expense from VIE to WFOE	-		784,380	-		-	(784,380)	-	N/A
Total operating expenses	-		-	614,985		-		614,985	100%
Operating Income	-		784,380	785,170		-	(784,380)	785,170	100%
Income from VIE	-		784,380	-		-	(784,380)	-	N/A
Income (loss) from equity method investment	-		-	-		-	-	-	N/A
Net income (loss)	$-		784,380	784,380		-	(784,380)	784,380	100%
Total Comprehensive Income	-		784,380	761,026		-	(784,380)	761,026	100%
OPERATING ACTIVITIES
Net income	-		784,380	784,380		-	(784,380)	784,380	100%
Equity in earnings of subsidiaries	-			-		-	-	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(784,380)	784,380		-	-	-	N/A
Net cash provided by (used in) operating activities	$-		-	(250,067)		-	-	(250,067)	100%
Net cash provided by (used in) investment activities	-		-	-		-	-	-	N/A
Net cash provided by (used in) financing activities	$-		-	170,877		-	-	170,877	100%

Note 1	The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 2	The intercompany balances of $11,509,691 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016. As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which accounts for 100.0% of our total revenue for the six months ended June 30, 2023.

As a result of the COVID-19 outbreak in December 2019 and continuing in the years 2020, 2021, and 2022, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2022. However, the COVID-19 came to an end in China in November 2022. And we are growing our revenue and net income steadily currently and expect to keep growing for the coming years.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Fluctuation
	$	$	$	%
Revenues-fertilizer	1,488,487	1,493,541	(5,054)	-0.3%
Subtotal of revenue	1,488,487	1,493,541	(5,054)	-0.3%
Cost-fertilizer	630,776	809,534	(178,758)	-22.1%
Subtotal of cost	630,776	809,534	(178,758)	-22.1%
Gross profit	857,711	684,007	173,704	25.4%
Gross margin	57.6%	45.8%
Operating expenses:
General and administrative expenses	328,569	111,094	217,475	195.8%
Selling expenses	144,670	82,989	61,681	74.3%
Total operating expenses	473,239	194,083	279,156	143.8%
Income(loss) from operations	384,472	489,924	(105,452)	-21.5%
Other income (expense):
Interest expense	(308)	(34,299)	33,991	-99.1%
Other income (expense), net	-	(19)	19	N/A
Total other income (expense)	(308)	(34,318)	34,010	-99.1%
Income before income taxes	384,164	455,606	(71,442)	-15.7%
Income taxes	-	(2,733)	2,733	N/A
Net income	384,164	458,339	(74,175)	-16.2%

Revenue

Total revenue for fertilizer decreased from $1,493,541 for the three months ended June 30, 2022, to $1,488,487 for the three months ended June 30, 2023, which represented a decrease of $5,054, or approximately 0.3%. The decrease in revenue was mainly due to the depreciation of the RMB from 6.4973.to 6.9233 in average RMB to USD exchange rate. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the coming quarters of the year. Additionally, we expected a general recovery in the economy in the long run after the pandemic.

We have sold the logistic business for the three months ended June 30, 2023.

Cost of sales

Cost of sales for fertilizer slightly decreased from $809,534 for the three months ended June 30, 2022, to $630,776 for the three months ended June 30, 2023, which represented a decrease of approximately $178,758, or 22.1%. The decrease in the cost of revenue for fertilizer was in line with the decrease in revenue.

Gross profit (margin)

The gross profit for fertilizer increased from $684,007 for the three months ended June 30, 2022 to gross profit of $857,711 for the three months ended June 30, 2023. The gross margin increased from 45.8% for the three months ended June 30, 2022 to 57.6% for the three months ended June 30, 2023. The increased gross margin was due to the decrease in material cost.

Expenses

We incurred $144,670 in selling expenses for the three months ended June 30, 2023, compared to $82,989 for the three months ended June 30, 2022. We incurred $328,569 in general and administrative expenses for the three months ended June 30, 2023, compared to $111,094 for the three months ended June 30, 2022. Total selling, general and administrative expenses increased by $279,156, or 143.8% for the three months ended June 30, 2023, as compared to the same period in 2022. Our selling expenses increased by $61,681, and our general and administrative expenses increased by $217,475. The increase was due to more business activities occurred after the pandemic, We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Net income

Our net income was $384,164 for the three months ended June 30, 2023, compared with a net income of $458,339 for the three months ended June 30, 2022, representing a decrease of $74,175,or 16.2%.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Fluctuation
	$	$	$	%
Revenues-fertilizer	2,866,923	3,038,749	(171,826)	-5.7%
Subtoal of revenue	2,866,923	3,038,749	(171,826)	-5.7%
Cost-fertilizer	1,466,768	1,681,224	(214,456)	-12.8%
Subtotal of cost	1,466,768	1,681,224	(214,456)	-12.8%
Gross profit	1,400,155	1,357,525	42,630	3.1%
Gross margin	48.8%	44.7%
Operating expenses:
General and administrative expenses	467,162	291,209	175,953	60.4%
Selling expenses	147,823	120,597	27,226	22.6%
Total operating expenses	614,985	411,806	203,179	49.3%
Income(loss) from operations	785,170	945,719	(160,549)	-17.0%
Other income (expense):
Interest income (expense)	(790)	(77,566)	76,776	-99.0%
Other income (expense), net	-	(22)	22	N/A
Total other income (expense)	(790)	(77,588)	76,798	-99.0%
Income before income taxes	784,380	868,131	(83,751)	-9.6%
Income taxes	-	-	0	N/A
Net income	784,380	868,131	(83,751)	-9.6%

Revenue

Total revenue for fertilizer decreased from $3,038,749 for the six months ended June 30, 2022, to $2,866,923 for the six months ended June 30, 2023, which represented a decrease of $171,826, or approximately 5.7%. The decrease in revenue was mainly due to the depreciation of the RMB from 6.4973.to 6.9233 in average RMB to USD exchange rate. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the coming quarters of the year. Additionally, we expected a general recovery in the economy in the long run after the pandemic.

We have sold the logistic business for the six months ended June 30, 2023.

Cost of sales

Cost of sales for fertilizer slightly decreased from $1,681,224 for the six months ended June 30, 2022, to $1,466,768 for the six months ended June 30, 2023, which represented a decrease of approximately $214,456, or 12.8%. The decrease in the cost of revenue for fertilizer was in line with the decrease in revenue.

Gross profit (margin)

The gross profit for fertilizer increased from $1,357,525 for the six months ended June 30, 2022 to a gross profit of $1,400,155 for the six months ended June 30, 2023. The gross margin increased from 44.7% for the six months ended June 30, 2022, to 48.8% for the six months ended June 30, 2023. The increased gross margin was due to the decrease in material cost.

Expenses

We incurred $147,823 in selling expenses for the six months ended June 30, 2023, compared to $120,597 for the six months ended June 30, 2022. We incurred $467,162 in general and administrative expenses for the six months ended June 30, 2023, compared to $291,209 for the six months ended June 30, 2022. Total selling, general and administrative expenses increased by $203,179, or 49.3% for the six months ended June 30, 2023, as compared to the same period in 2022. Our selling expenses increased by $27,226, and our general and administrative expenses increased by $175,953. The increase was due to more business activities occurred after the pandemic, We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Net income

Our net income was $784,380 for the six months ended June 30, 2023, compared with a net income of $868,131 for the six months ended June 30, 2022, representing a decrease of $83,751,or 9.6%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At June 30, 2023 and December 31, 2022 our net current assets (working capital) were $9,801,661 and $8,112,564, respectively.

We have financed our operations over the six months ended June 30, 2023 and 2022 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(250,067)	$121,069
Net cash used in investing activities	-	(27,857)
Net cash used in financing activities	170,877	(266,408)
Exchange rate effect on cash	11,694	195,978
Net cash inflow (outflow)	$(67,496)	$22,782

Cash Provided by Operating Activities

Net cash used in operating activities was $250,067 for the six months ended June 30, 2023. The net cash outflow consisted primarily of a decrease of $1,653,309 in accounts payable, an increase of $112,588 in inventory, an increase of $10,164 in prepayment, offset by the net income of $784,380, depreciation and amortization of $248,665, a decrease of $321,597 in accounts receivable, etc.

Net cash provided by operating activities was $121,069 for the six months ended June 30, 2022. The net cash inflow consisted primarily of net income of $760,612, depreciation and amortization of $311,998, an increase of $2,282,413 in accounts payable, a decrease of $527,517 in accounts receivable, a bad debt provision of $350,169, which were offset by an increase of $1,525,324 in prepayment, an increase of $1,908,767 in inventory, a decrease of $205,385 in advance from customers, and a decrease of $529,642 in other payable.

Cash used in Investing Activities

There was no investing activity transaction during the six months ended June 30, 2023. The Company purchased office equipment in the amount of $27,857 for the six months ended June 30, 2022.

Cash Used in Financing Activities

Net cash provided by financing activities was $170,877 for the six months ended June 30, 2023. During the period, cash provided by financing activities mainly consisted of the proceeds from related parties of $243,097, offset by short-term loan repayment of $72,220.

Net cash used in financing activities was $266,408 for the six months ended June 30, 2022. During the period, cash used in financing activities mainly consisted of the repayment to related parties of $267,034, offset by proceeds from a short-term loan of $ 626.

We anticipate that our current cash reserves plus cash from our operating activities will not be sufficient to meet our ongoing obligations and fund our operations for the next twelve months. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock or renewing our current obligations with lenders. We may also seek to obtain short-term loans from our directors or unrelated parties. Additional funding may not be available, or at acceptable terms, to us at this time. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition, and operating results.

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations on June 30, 2023, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of June 30, 2023
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$920,941	$920,941	$-	$-	$-
Others	-	-	-	-	-
	$920,941	$920,941	$-	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of June 30, 2023.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments, and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 30, 2023, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries, or investigations before or by any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company that is outside the ordinary course of business or in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

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

Date: August 21, 2023	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)