Form 10-Q
period 2023-09-30
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2023-11-14
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2023, the registrant had 19,251,477 shares of its common stock outstanding.

MULIANG VIAGOO TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Muliang Viagoo Technology, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31 2022

	September 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$3,028	$73,313
Accounts receivable, net	14,442,802	11,756,610
Inventories	341,663	194,226
Prepayment	3,184,890	3,719,342
Other receivables, net	1,396,644	1,591,031
Total Current Assets	19,369,027	17,334,522

Long term investment	-	29,459
Property, plant and equipment, net	5,515,452	6,004,575
Right of use assets	1,188,216	1,274,228
Operating lease right of use asset, net	133,063	140,120
Intangible assets, net	-	46,885
Other assets and deposits	18,801	19,798
Deferred tax asset	229,685	241,866

Total Assets	$26,454,244	$25,091,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$753,245	$1,039,243
Accounts payable and accrued liability	2,510,446	3,430,697
Advances from customers	263,752	282,978
Operating lease liabilities - current	53,336	56,165
Income tax payable	1,373,969	929,105
Accrued interest	1,492,720	1,576,932
Other payables	788,431	861,614
Due to related party	1,625,354	1,045,224
Total Current Liabilities	8,861,253	9,221,958

Operating lease liabilities - noncurrent	64,170	67,573
Deferred tax liabilities	-	8,553
Total Liabilities	8,925,423	9,298,084

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 50,000,000 shares authorized, 9,500,000 shares issued and outstanding as of December 31, 2022 and September 30, 2023.	950	950
Common stock, $0.0001 par value, 250,000,000 shares authorized, 19,251,477 shares issued and outstanding as of December 31, 2022 and September 30, 2023.	1,925	1,925
Additional paid in capital	19,936,668	19,936,668
Accumulated deficit	(2,473,906)	(3,965,137)
Accumulated other comprehensive loss	(93,607)	(328,151)
Stockholders’ Equity (Deficit) - Muliang Viagoo Technology Inc. and Subsidiaries	17,372,030	15,646,255
Noncontrolling interest	156,791	147,114
Total Stockholders’ Equity (Deficit)	17,528,821	15,793,369
Total Liabilities and Stockholders’ Equity	$26,454,244	$25,091,453

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$3,836,522	3,467,477	$6,703,445	6,506,226
Cost of goods sold	2,321,217	1,998,669	3,787,985	3,679,893
Gross profit (loss)	1,515,305	1,468,808	2,915,460	2,826,333
	39.50%	42.36%	43.49%	43.44%
Operating expenses:
General and administrative expenses	165,390	(26,355)	632,552	264,854
Selling expenses	73,890	97,798	221,713	218,395
Total operating expenses	239,280	71,443	854,265	483,249

Income (Loss) from operations	1,276,025	1,397,365	2,061,195	2,343,084

Other income (expense):
Interest Income	1	-	4	-
Interest expense	(42,997)	13,419	(43,790)	(64,147)
Asset impairment loss		(241,730)		(241,730)
Other income (expense), net	-	8,335	-	8,313
Total other income (expense)	(42,996)	(219,976)	(43,786)	(297,564)

Income (Loss) before income taxes	1,233,029	1,177,389	2,017,409	2,045,520

Income taxes	516,981	444,982	516,981	444,982

Net income from continued operations	716,048	732,407	1,500,428	1,600,538

Net loss from discontinued operations	-	(339,422)	-	(206,941)

Net income	716,048	392,985	1,500,428	1,393,597

Net income (loss) attributable to noncontrolling interest	737	4,636	9,197	4,524
Net income (loss) attributable to Muliang Viagoo Technology Inc. common stockholders	715,311	388,349	1,491,231	1,389,073

Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	257,898	(903,392)	234,544	(1,315,075)

Total Comprehensive income(loss)	973,946	(510,407)	1,734,972	78,522
Total comprehensive (income) loss attributable to noncontrolling interests	(498)	(2,167)	(480)	(783)
Total comprehensive (income) loss attributable to Muliang Viagoo Technology Inc. common stockholders	$974,444	(508,240)	$1,735,452	79,305

Earnings per common share
Basic and diluted	0.04	0.04	0.08	0.08

Weighted average common shares outstanding
Basic	19,251,477	19,251,477	19,251,477	19,251,477
Diluted	19,251,477	19,251,477	19,251,477	19,251,477

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance, December 31, 2021	9,500,000	$950	19,251,477	$1,925	19,936,668	(6,876,227)	1,500,727	143,814	14,707,857
Net income						1,389,073		4,524	1,393,597
Foreign currency translation adjustment							(1,320,382)	(5,307)	(1,325,689)
Balance, September 30, 2022	9,500,000	$950	19,251,477	$1,925	19,936,668	(5,487,154)	180,345	143,031	14,775,765
Net income						1,522,017		3,921	1,525,938
Foreign currency translation adjustment							(508,496)	162	(508,334)
Balance, December 31, 2022	9,500,000	$950	19,251,477	$1,925	19,936,668	(3,965,137)	(328,151)	147,114	15,793,369
Net income						1,491,231		9,197	1,500,428
Foreign currency translation adjustment							234,544	480	235,024
Balance, September 30, 2023	9,500,000	$950	19,251,477	$1,925	19,936,668	(2,473,906)	(93,607)	156,791	17,528,821

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,500,428	$1,393,597
Net income(loss) from discontinued operations	-	(206,941)
Net income from continued operations	1,500,428	1,600,538
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	366,989	520,094
Bad debt expense(reverse)	-
Amortization of right of use assets	356,509	79,517
Cash withdrew for disposing subsidiary	(65,191)	-
Assets impairments loss	-	241,730
Changes in assets and liabilities:
Accounts receivable	(3,407,423)	(741,536)
Inventories	(162,884)	(1,442,971)
Prepayment	364,876	3,595,664
Other receivables	36,140	(1,604,664)
Accounts payable and accrued payables	736,753	(3,407,984)
Advances from customers	(5,155)	19,806
Lease liability	-	(42,303)
Accrued interest	(4,970)	-
Other payables	(31,624)	93,456
Net cash provided by (used in) operating activities from continuing operations	(315,552)	(1,088,653)
Net cash used in operating activities from discontinued operations	-	(46,736)
Net cash provided by (used in) operating activities	(315,552)	(1,135,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Invest in Construction in progress	(179,805)	-
Purchase of Property, plant and equipment, net	-	(128,623)
Net cash used in investing activities from continuing operations	-	(128,623)
Net cash used in investing activities from discontinued operations		-
Net cash used in investing activities	(179,805)	(128,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	655,575	1,435,411
Repayment of short-term loans	(242,083)	(262,875)
Net cash provided by financing activities from continuing operations	413,492	1,172,536
Net cash used in financing activities from discontinued operations	-	-
Net cash provided by (used in) financing activities	413,492	1,172,536

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,580	294,264

NET INCREASE (DECREASE) IN CASH	(70,285)	202,788
CASH, BEGINNING OF PERIOD	73,313	38,013
CASH, END OF PERIOD	3,028	240,801
LESS: CASH FROM DISCONTINUED OPERATIONS	-	230,521
CASH FROM CONTINUING OPERATIONS	3,028	10,280
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$82,786	$98,836
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term investment without paying cash	$-	$-
Recognition of operating lease right of use asset	$-	$-

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had a net accumulated deficit of $2,473,906 and $3,965,137 as of September 30, 2023, and December 31, 2022, respectively. Our cash balances as of September 30, 2023, and December 31, 2022, were $3,028 and $73,313, respectively. We had a current liability of $8,861,253 at September 30, 2023, which would be due within the next 12 months. In addition, we had net working capital of $10,507,774 and $8,112,564 at September 30, 2023 and December 31, 2022, respectively.

Because the company is gradually recovering the accounts receivables affected by COVID-19, and the sales are gradually returning to the normal level, the company’s current cash revenue and expenditure are normal, which did not affect the normal operation. Now, after Covid-19, the company has no problems with business sustainability. IPO or other additional financing will be used for new investments to expand the operating scale and does not affect the existing operating scale.

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

Comparative VIE financials, are set forth below:

	As of September 30, 2023	As of December 31, 2022
Current assets	$19,218,991	$17,244,572
Non-current assets	7,085,217	7,698,043
Total Assets	26,304,208	24,942,615
Current liabilities	8,636,001	7,967,596
Non-current liabilities	64,170	67,573
Total liabilities	8,700,171	8,035,169
Total shareholders’ equity	$17,604,037	$16,907,446

	For nine months ended September 30,
	2023	2022
Net income	$1,500,428	$1,600,538
Net cash used in operating activities	(315,552)	(1,135,389)
Net cash used in investment activities	(179,805)	(128,623)
Net cash provided by financing activities	$413,492	$1,172,536

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd. are set forth below:

For the nine months ended September 30, 2023

	Parent company		WFOE (Shanghai Mufeng) - Note 2	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-			3,028		-	-	3,028	100%
Current assets	-		150,036	19,218,991		-	-	19,369,027	99%
Intercompany receivable from VIE	-	Note 2	12,225,739	-		-	(12,225,739)	-	N/A
Investment in Subsidiaries			-	-		-	-	-	N/A
Total Assets	$-		12,375,775	26,304,208		-	(12,225,739)	26,454,244	99%
Current liabilities	14,534		210,718	8,636,001		-		8,861,253	97%
Intercompany payable to WFOE	-		-	12,225,739		-	(12,225,739)	-	N/A
Total liabilities	$14,534		210,718	20,925,910		-	(12,225,739)	8,925,423	234%
Total shareholders’ equity (deficit)	$(14,534)		(60,682)	5,378,298	Note 1	-	12,225,739	17,528,821	100%

Revenues	-		-	6,703,445		-	-	6,703,445	100%
Gross profit	-		-	2,915,460		-	-	2,915,460	100%
Service fee expense from VIE to WFOE	-		1,500,428	-		-	(1,500,428)	-	N/A
Total operating expenses	-		-	854,265		-		854,265	100%
Operating Income	-		1,500,428	2,061,195		-	(1,500,428)	2,061,195	100%
Income from VIE	-		1,500,428	-		-	(1,500,428)	-	N/A
Income (loss) from equity method investment	-		-	-		-	-	-	N/A
Net income (loss)	$-		1,500,428	1,500,428		-	(1,500,428)	1,500,428	100%
Total Comprehensive Income	-		1,500,428	1,894,690		-	(1,500,428)	1,894,690	100%

OPERATING ACTIVITIES
Net income	-		1,500,428	1,500,428		-	(1,500,428)	1,500,428	100%
Equity in earnings of subsidiaries	-			-		-	-	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(1,500,428)	1,500,428		-	-	-	N/A
Net cash used in operating activities	$-		-	(315,552)		-	-	(315,552)	100%
Net cash used in investment activities	-		-	(179,805)		-	-	(179,805)	100%
Net cash provided by financing activities	$-		-	413,492		-	-	413,492	100%

Note 1	The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 2	The intercompany balances of $12,225,739 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016. As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2023, and 2022.

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

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”) and Singapore Dollar (“SGD”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the nine months ended September 30, 2023, and 2022 was a gain of $394,262 and a loss of $1,315,075, respectively. Transactions denominated in foreign currencies are translated into functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The asset and liability accounts at September 30, 2023, and December 31, 2022, were translated at 7.2755 RMB to $1 USD and 6.9091 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income for the nine months ended September 30, 2023, and 2022 were 7.0224 RMB and 6.6001 RMB to $1 USD, respectively.

Earnings (Loss) per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share give effect to all dilutive potential of shares of common stock outstanding during the period, including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share exclude all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities on September 30, 2023, and December 31, 2022, and for the nine months ended September 30, 2023, and 2022.

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

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the carrying values of the Company’s financial instruments:

	September 30, 2023	December 31, 2022
Current portion of long-term loan	$753,245	$1,039,243
Long-term loan	-	-
	$753,245	$1,039,243

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

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022 as follows.

For the Nine Months Ended September 30,
2022

Revenues	$608,896
Cost of goods sold	369,205
Gross profit (loss)	239,691
Operating expenses:
General and administrative expenses	434,389
Total operating expenses	434,389
Income (Loss) from operations	(194,698)
Other income (expense):
Other income (expense), net	(9,553)
Total other income (expense)	(9,553)
Income (Loss) before income taxes	(204,251)
Income taxes	2,690
Net loss from discontinued operations	(206,941)

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts receivable	$15,480,644	$12,849,490
Less: Allowance for credit losses	(1,037,842)	(1,092,880)
Total, net	$14,442,802	$11,756,610

The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. After evaluating the collectability of individual receivable balances, the Company did not recognize additional credit losses for the nine months ended September 30, 2023, and 2022. The allowance balance as of September 30, 2023 was carried forward from the prior period.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$145,900	$47,326
Finished goods	195,763	146,900
Less: Provision for impairment	-	-
Total, net	$341,663	$194,226

The Company did not recognize a loss from inventory impairment for the nine months ended September 30, 2023, and 2022.

NOTE 6 – PREPAYMENT

The prepayment balance of $3,184,890 and $3,719,342 as of September 30, 2023 and December 31, 2022 respectively, represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2023 and December 31, 2022 consisted of:

	September 30,	December 31,
	2023	2022
Building	$2,655,071	$2,795,874
Operating equipment	2,593,192	2,740,527
Vehicle	77,903	82,034
Office equipment	19,833	78,714
Apple Orchard	878,390	924,972
Construction in progress	2,904,949	2,876,250
	9,129,338	9,498,371
Less: Accumulated depreciation	(3,613,886)	(3,493,796)
	$5,515,452	$6,004,575

For the nine months ended September 30, 2023 and 2022, depreciation expense amounted to $366,989 and $520,094, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $2,904,949 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 8 – RIGHT OF USE ASSETS

The total balance of $1,188,216 as of September 30, 2023 represents the net value of two industrial land use rights located in Weihai City, Shandong Province, and Chuxiong City, Yunnan Province. The total cost of land use rights is $1,409,228 and the accumulated amortization is $221,012.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	September 30,	December 31,
	2023	2022
Deferred tax assets, non-current
Deficit carried-forward	$76,420	$80,474
Allowance	153,265	161,392
Deferred tax assets	229,685	241,866
Less: valuation allowance	-	-
Deferred tax assets, non-current	$229,685	$241,866

Deferred taxation is calculated under the liability method with respect of taxation effect arising from all timing differences, which are expected with reasonable probability to realize in the foreseeable future. The Company’s subsidiary registered in the PRC is subject to income taxes within the PRC at the applicable tax rate.

NOTE 10 – LOANS PAYABLE

Long-term loan and current portion of long-term loan consisted of the following:

	September 30,	December 31,
	2023	2022
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by September 18 2024.	$753,245	$1,039,243
Long-term loans due to individuals and entities without interest	-	-
	753,245	1,039,243
Current portion of long-term loans payable	753,245	1,039,243
Total, net	$-	$-

As of September 30, 2023, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

within 1 year	$753,245
1-2 years	-
3 years	-
Total	$753,245

The Company recognized interest expenses of $43,790 and $64,147 for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, there were 250,000,000 common shares of the Company authorized, and 50,000,000 preferred shares authorized.

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

	September 30,	December 31,
	2023	2022	Relationship
Mr. Lirong Wang	1,495,607	897,821	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	88,442	102,007	Controller/Accounting Manager of the Company
Mr. Guohua Lin	41,006	45,080	Senior management / One of the Company’s shareholders
Mr. Zhongfang Wang	299	316	Father of Lirong Wang
Total	1,625,354	1,045,224

For the nine months ended September 30, 2023, the Company borrowed $673,385 from Mr. Lirong Wang, and repaid $75,599. For the nine months ended September 30, 2022, the Company borrowed $1,260,251 from Mr. Lirong Wang, and repaid $0.

There was no loan transaction between the Company and Mr. Guohua Lin, for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Company borrowed $0 from Mr. Guohua Lin, and repaid $11,419.

For the nine months ended September 30, 2023, the Company borrowed $7,102 from Ms. Xueying Sheng and repaid $20,667. For the nine months ended September 30, 2022, the Company borrowed $2,565 from Ms. Xueying Sheng and repaid $9,392.

There was no loan transaction between the Company and Mr. Zhongfang Wang, for the nine months ended September 30,, 2023 and 2022.

MULIANG VIAGOO TECHNOLOGY, INC. AND VARIABLE INTEREST ENTITIES

NOTES OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – CONCENTRATIONS

Customer Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2023, and 2022.

	For nine months ended September 30,
	2023		2022
Customer	Amount	%	Amount	%
Guangzhou Lvxing Organic Agricultural Products Co., Ltd	2,491,563	37%	2,551,090	39%
Guangzhou Xianshangge Trading Co., Ltd	2,432,509	36%	2,715,338	42%

Supplier Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ended September 30, 2023, and 2022.

	For nine months ended September 30,
	2023		2022
Suppliers	Amount	%	Amount	%
A	1,246,013	28%	1,412,513	30%
B	1,588,004	36%	1,689,611	36%
C	649,460	15%	691,015	15%
D	655,502	15%	697,444	15%

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. As a result, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales, which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. On September 30, 2023, and December 31, 2022, the Company’s cash balances by geographic area were as follows:

	September 30, 2023		December 31, 2022
China	$3,028	100%	$8,122	11%
Singapore	-	-	65,191	89%
Total cash and cash equivalents	$3,028	100%	$73,313	100%

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

Hong Kong

Muliang HK is established in Hong Kong, and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the nine months ended September 30, 2023 and 2022, Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Accordingly, the management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2023, and December 31, 2022.

The provision for income taxes consists of the following:

	For the Nine Months Ended September 30,
	2023	2022
Current	$516,981	$444,982
Deferred	-	-
Total	$516,981	$444,982

NOTE 15 – BUSINESS SEGMENTS

The revenues and cost of goods sold from operation consist of the following:

	Revenues		Cost of Sales
	For the Nine Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Fertilizer sales	$6,703,445	$6,474,751	$3,787,985	$3,648,418
Logistic	-	608,896	-	369,205
Total	$6,703,445	$7,083,647	$3,787,985	$4,017,623

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to September 30, 2023, but prior to November 14, 2023, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.

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

We generated our revenue mainly from our organic fertilizers, which accounted for approximately 100.0% and 91.5% of our total revenue for the nine months ended September 30, 2023, and 2022, respectively. We currently have two integrated factories in Weihai City, Shandong Province, PRC, to produce our organic fertilizers, which have been in operation since August 2015. We plan to improve the technology for our existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase our production capacity.

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

Though the global outbreak and spread of the novel strain of coronavirus (COVID-19) came to an end in November 2022, we are still taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business (including but not limited to our employees, customers, other business partners, our manufacturing capabilities and capacity and our distribution channels) posed by its spread and the governmental and community reactions thereto.

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

Comparative VIE financials, are set forth below:

	As of September 30, 2023	As of December 31, 2022
Current assets	$19,218,991	$17,244,572
Non-current assets	7,085,217	7,698,043
Total Assets	26,304,208	24,942,615
Current liabilities	8,636,001	7,967,596
Non-current liabilities	64,170	67,573
Total liabilities	8,700,171	8,035,169
Total shareholders’ equity	$17,604,037	$16,907,446

	For nine months ended September 30,
	2023	2022
Net income	$1,500,428	$1,600,538
Net cash used in operating activities	(315,552)	(1,135,389)
Net cash used in investment activities	(179,805)	(128,623)
Net cash provided by financing activities	$413,492	$1,172,536

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.are set forth below:

For the nine months ended September 30, 2023

	Parent company		WFOE (Shanghai Mufeng) - Note 2	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-			3,028		-	-	3,028	100%
Current assets	-		150,036	19,218,991		-	-	19,369,027	99%
Intercompany receivable from VIE	-	Note 2	12,225,739	-		-	(12,225,739)	-	N/A
Investment in Subsidiaries			-	-		-	-	-	N/A
Total Assets	$-		12,375,775	26,304,208		-	(12,225,739)	26,454,244	99%
Current liabilities	14,534		210,718	8,636,001		-		8,861,253	97%
Intercompany payable to WFOE	-		-	12,225,739		-	(12,225,739)	-	N/A
Total liabilities	$14,534		210,718	20,925,910		-	(12,225,739)	8,925,423	234%
Total shareholders’ equity (deficit)	$(14,534)		(60,682)	5,378,298	Note 1	-	12,225,739	17,528,821	100%

Revenues	-		-	6,703,445		-	-	6,703,445	100%
Gross profit	-		-	2,915,460		-	-	2,915,460	100%
Service fee expense from VIE to WFOE	-		1,500,428	-		-	(1,500,428)	-	N/A
Total operating expenses	-		-	854,265		-		854,265	100%
Operating Income	-		1,500,428	2,061,195		-	(1,500,428)	2,061,195	100%
Income from VIE	-		1,500,428	-		-	(1,500,428)	-	N/A
Income (loss) from equity method investment	-		-	-		-	-	-	N/A
Net income (loss)	$-		1,500,428	1,500,428		-	(1,500,428)	1,500,428	100%
Total Comprehensive Income	-		1,500,428	1,894,690		-	(1,500,428)	1,894,690	100%

OPERATING ACTIVITIES
Net income	-		1,500,428	1,500,428		-	(1,500,428)	1,500,428	100%
Equity in earnings of subsidiaries	-			-		-	-	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(1,500,428)	1,500,428		-	-	-	N/A
Net cash used in operating activities	$-		-	(315,552)		-	-	(315,552)	100%
Net cash used in investment activities	-		-	(179,805)		-	-	(179,805)	100%
Net cash provided by financing activities	$-		-	413,492		-	-	413,492	100%

Note 1	The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 2	The intercompany balances of $12,225,739 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016. As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

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

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which accounts for 100.0% of our total revenue for the nine months ended September 30, 2023.

As a result of the COVID-19 outbreak in December 2019 and continuing in the years 2020, 2021, and 2022, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2022. However, the COVID-19 came to an end in China in November 2022. And we are growing our revenue and net income steadily currently and expect to keep growing for the coming years.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Variance
	$	$	$	%
Revenues-fertilizer	3,836,522	3,467,477	369,045	10.6%
Subtotal of revenue	3,836,522	3,467,477	369,045	10.6%
Cost-fertilizer	2,321,217	1,998,669	322,548	16.1%
Subtotal of cost	2,321,217	1,998,669	322,548	16.1%
Gross profit	1,515,305	1,468,808	46,497	3.2%
Gross margin	39.5%	42.4%
Operating expenses:
General and administrative expenses	165,390	(26,355)	191,745	-727.5%
Selling expenses	73,890	97,798	(23,908)	-24.4%
Total operating expenses	239,280	71,443	167,837	234.9%
Income(loss) from operations	1,276,025	1,397,365	(121,340)	-8.7%
Other income (expense):
Interest Income	1	-	1	N/A
Interest expense	(42,997)	13,419	(56,416)	-420.4%
Asset impairment loss	-	(241,730)	241,730	-100.0%
Other income (expense), net	-	8,335	(8,335)	N/A
Total other income (expense)	(42,996)	(219,976)	176,980	-80.5%
Income before income taxes	1,233,029	1,177,389	55,640	4.7%
Income taxes	516,981	444,982	71,999	N/A
Net income	716,048	732,407	(16,359)	-2.2%

Revenue

Total revenue for fertilizer decreased from $3,467,477 for the three months ended September 30, 2022, to $3,836,522 for the three months ended September 30, 2023, which represented an increase of $369,045, or approximately 10.6%. The increase in revenue was mainly due to the rebound in demand after the epidemic. Traditionally, we experience some seasonality in our sales.

We have sold the logistic business and there is no logistic revenue for the three months ended September 30, 2023 any more.

Cost of sales

Cost of sales for fertilizer slightly increased from $1,998,669 for the three months ended September 30, 2022, to $2,321,217 for the three months ended September 30, 2023, which represented an increase of approximately $322,548, or 16.1%. The increase in the cost of revenue for fertilizer was in line with the increase in revenue.

Gross profit (margin)

The gross profit for fertilizer increased from $1,468,808 for the three months ended September 30, 2022 to gross profit of $1,515,305 for the three months ended September 30, 2023. The gross margin decreased from 42.4% for the three months ended September 30, 2022 to 39.5% for the three months ended September 30, 2023. The decreased gross margin was due to the increase in material cost.

Expenses

We incurred $73,890 in selling expenses for the three months ended September 30, 2023, compared to $97,798 for the three months ended September 30, 2022. We incurred $165,390 in general and administrative expenses for the three months ended September 30, 2023, compared to negative $26,355 for the three months ended September 30, 2022. Total selling, general and administrative expenses increased by $167,837, or 234.9% for the three months ended September 30, 2023, as compared to the same period in 2022. Our selling expenses decreased by $23,908, and our general and administrative expenses increased by $191,745. The increase in general and administrative expenses was due to an accounting adjustment, We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Net income

Our net income was $716,048 for the three months ended September 30, 2023, compared with a net income of $732,407 for the three months ended September 30, 2022, representing a decrease of $16,359,or 2.2%..

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Variance
	$	$	$	%
Revenues-fertilizer	6,703,445	6,506,226	197,219	3.0%
Subtotal of revenue	6,703,445	6,506,226	197,219	3.0%
Cost-fertilizer	3,787,985	3,679,893	108,092	2.9%
Subtotal of cost	3,787,985	3,679,893	108,092	2.9%
Gross profit	2,915,460	2,826,333	89,127	3.2%
Gross margin	43.5%	43.4%
Operating expenses:
General and administrative expenses	632,552	264,854	367,698	138.8%
Selling expenses	221,713	218,395	3,318	1.5%
Total operating expenses	854,265	483,249	371,016	76.8%
Income(loss) from operations	2,061,195	2,343,084	(281,889)	-12.0%
Other income (expense):
Interest Income	4	1	3	N/A
Interest expense	(43,790)	(64,147)	20,357	-31.7%
Asset impairment loss	-	(241,730)	241,730	N/A
Other income (expense), net	-	8,313	(8,313)	N/A
Total other income (expense)	(43,786)	(297,563)	253,777	-85.3%
Income before income taxes	2,017,409	2,045,521	(28,112)	-1.4%
Income taxes	516,981	444,982	71,999	16.2%
Net income	1,500,428	1,600,539	(100,111)	-6.3%

Revenue

Total revenue for fertilizer increased from $6,506,226 for the nine months ended September 30, 2022, to $6,703,445 for the nine months ended September 30, 2023, which represented an increase of $197,219, or approximately 3.0%. The increase in revenue was mainly due to the rebound in demand after the epidemic. Traditionally, we experience some seasonality in our sales. We tend to sell more fertilizer products in the coming year.

We have sold the logistic business and there is no logistic revenue for the nine months ended September 30, 2023 any more.

Cost of sales

Cost of sales for fertilizer slightly increased from $3,679,893 for the nine months ended September 30, 2022, to $3,787,985 for the nine months ended September 30, 2023, which represented an increase of approximately $108,092, or 2.9%. The increase in the cost of revenue for fertilizer was in line with the increase in revenue.

Gross profit (margin)

The gross profit for fertilizer increased from $2,826,333 for the nine months ended September 30, 2022 to a gross profit of $2,915,460 for the nine months ended September 30, 2023. The gross margin slightly increased from 43.4% for the nine months ended September 30, 2022, to 43.5% for the nine months ended September 30, 2023. The gross profit and margin maintained stable.

Expenses

We incurred $221,713 in selling expenses for the nine months ended September 30, 2023, compared to $218,395 for the nine months ended September 30, 2022. We incurred $632,552 in general and administrative expenses for the nine months ended September 30, 2023, compared to $264,854 for the nine months ended September 30, 2022. Total selling, general and administrative expenses increased by $371,016, or 76.8% for the nine months ended September 30, 2023, as compared to the same period in 2022. Our selling expenses increased by $3,318, and our general and administrative expenses increased by $367,698. The increase was due to more business activities occurred after the pandemic, We expect our general and administrative expenses to increase in the near future if we successfully complete our public offering.

Net income

Our net income was $1,500,428 for the nine months ended September 30, 2023, compared with a net income of $1,600,539 for the nine months ended September 30, 2022, representing a decrease of $100,111,or 6.3%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on a going concern basis. At September 30, 2023 and December 31, 2022 our net current assets (working capital) were $10,507,774 and $8,112,564, respectively.

We have financed our operations over the nine months ended September 30, 2023 and 2022 primarily through proceeds from net cash inflow from operations.

The components of cash flows are discussed below:

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(315,552)	$(1,135,389)
Net cash used in investing activities	(179,805)	(128,623)
Net cash provided by financing activities	413,492	1,172,536
Exchange rate effect on cash	11,580	294,264
Net cash inflow (outflow)	$(70,285)	$202,788

Cash Provided by Operating Activities

Net cash used in operating activities was $315,552 for the nine months ended September 30, 2023. The net cash outflow consisted primarily of an increase of $3,407,423 in accounts receivable, an increase of $162,884 in inventory, a decrease of $31,624 in other payable, offset by the net income of $1,500,428, depreciation and amortization of $366,989, an increase of $736,753 in accounts payable, etc.

Net cash used in operating activities was $1,135,389 for the nine months ended September 30, 2022. The net cash outflow consisted primarily of decrease of $3,407,984 in account payable, an increase of $1,604,664 in other receivable, an increase of $1,442,971 in inventory, an increase of $741,536 in accounts receivable, cash outflow of $46,736 from discontinued operations, which were offset by the net income of $1,600,538, depreciation and amortization of $520,094, a decrease of $3,595,664 in prepayment, an increase of $93,456 in other payable, amortization of right of use asset in amount of $79,517 and asset impairment loss of $241,730.

Cash used in Investing Activities

There Company invested construction in progress of $179,805 during the nine months ended September 30, 2023. The Company purchased office equipment in the amount of $128,623 for the nine months ended September 30, 2022.

Cash Used in Financing Activities

Net cash provided by financing activities was $413,492 for the nine months ended September 30, 2023. During the period, cash provided by financing activities mainly consisted of the proceeds from related parties of $655,575, offset by short-term loan repayment of $242,083.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations on September 30, 2023, and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of September 30, 2023
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years
Contractual obligations
Loans	$753,245	$753,245	$-	$-	$-
Others	-	-	-	-	-
	$753,245	$753,245	$-	$-	$-

Commitments for Capital Expenditure

There were no non-cancelable commitments for capital expenditure as of September 30, 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended September 30, 2023, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the deficiencies identified in internal controls and make changes that our management deems necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Date: November 14, 2023	MULIANG VIAGOO TECHNOLOGY, INC.

	By:	/s/ Lirong Wang
	Name:	Lirong Wang
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shaw Cheng “David” Chong
	Name:	Shaw Cheng “David” Chong
	Title:	Chief Financial Officer
(Principal Accounting Officer)