Form 10-K/A
period 2022-12-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2024-02-07
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Muliang Viagoo Technology, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023.

The Amendment is being filed for the sole purpose of including the revisions and additional disclosure requested by the staff of the U.S. Securities Exchange Commission pursuant to a letter to the Company dated December 13, 2023.

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

For details on the risks associated with the VIE structure, see “Risks Relating to Our Corporate Structure – If the PRC government deems that the contractual arrangements in relation to Shanghai Muliang, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations” on page 53 and “Risks Relating to Our Corporate Structure – We rely on contractual arrangements with the VIE and their shareholders for a large portion of our business operations. These arrangements may not be effective as direct ownership in providing operational control. Any failure by the VIE or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business” on page 55.

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

Each of the VIE Agreements is described in detail below:

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

Item 1A. Risk Factors.

Summary of Risk Factors

Below please find a summary of the significant risks we face, organized under relevant headings. These risks are discussed more fully in the section titled “Risk factors” on page 21.

●	Uncertainties regarding the legality of the VIE structure in the future. Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations in the PRC though the variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in this offering are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations. The legality of the VIE structure has not been tested in the courts of the PRC. Furthermore, it is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. See “Risk Factors – Risks Relating to Doing Business in the PRC – If the PRC government deems that any of our contractual arrangements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations on page 53; and Risk Factors – Risks Relating to Our Corporate Structure – If the PRC government deems that the contractual arrangements in relation to Shanghai Muliang, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations on page 53.

●	Risk of new regulations, significant new government oversight in China. As a business with a majority of its operations in China, we are subject to the laws and regulations of the PRC, which can change quickly with little advance notice. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. New regulations and policies, which may be adopted with little notice, could result in a material change in operations and/or the value of our ordinary shares. See “Risk Factors – Risks Relating to Doing Business in the PRC – PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us on page 31

●	Risk of additional future government oversight and control over foreign offerings of China-based companies. Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Although our business is not of the type currently subject to government review in China prior to a foreign securities offering, any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. See “Risk Factors – Risks Relating to Doing Business in the PRC – Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us on page 31

●	Uncertainties with respect to the PRC legal system. The PRC legal system is based on written statutes and prior court decisions have limited value as precedents. Since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. See “Risk Factors – Risks Relating to Doing Business in the PRC – PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us on page 31

●	Risks related to a future determination that the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect or investigate our auditor completely. Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and is subject to inspection by the PCAOB on a regular basis with the last inspection in October 2019, and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. Despite that we have a U.S. based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include but not limited to that trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and as a result an exchange may determine to delist our securities. See “Risk Factors – Risks Relating to Doing Business in the PRC – The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering on page 34.

●	Risks related to the seasonality of our business. The sale of our products is partially dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both seasonal patterns and substantial fluctuations in quarterly sales and profitability. See Risk Factors – Risks Relating to Our Business and Industry – Our fertilizer business is seasonal and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly on page 39.

●	Risks related to potential competition. We encounter intense competition in each of our business segments on a national, regional and local level. Competition in the industry is primarily based on quality of services, brand name recognition, geographic coverage and range of services. New and existing competitors may offer competitive rates, greater convenience or superior services, which could attract customers away from us, resulting in lower revenues for operations. See Risk Factors – Risks Relating to Our Business and Industry – If we are unable to compete successfully with our competitors, our financial condition and results of operations may be harmed on page 41.

●	Risks related to the dependence on key suppliers, customers and personnel. Although we believe that we can locate replacement suppliers readily on the market any difficulty in replacing one of our major suppliers could adversely affect our company’s performance Additionally, our business is dependent on our ability to recruit and maintain highly skilled and qualified individuals through direct employment or collaboration arrangements. See Risk Factors – Risks Relating to Our Business and Industry – The loss of any of our key suppliers and/or customers could have a materially adverse effect on our results of operations on page 42; and We depend on our key personnel and research employees, and we may be adversely affected if we are unable to attract and retain qualified scientific and business personnel on page 43; and Any failure by Shanghai Muliang, our consolidated variable interest entity, or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business on page 55.

●	Risks related to our use of the VIE structure. We have relied and expect to continue relying on contractual arrangements with the VIE and their shareholders to operate our business in China. If the VIE, or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. See Risk Factors – Risks Relating to Our Corporate Structure – We rely on contractual arrangements with the VIE and their shareholders for a large portion of our business operations. These arrangements may not be as effective as direct ownership in providing operational control. Any failure by the VIE or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business on page 55.

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

Gross profit

The gross profit for fertilizer increased from $3,820,259 for the year ended December 31, 2021 to gross profit of $4,691,465 for the year ended December 31, 2022. The gross margin inreased from 39.3% for the year ended December 31, 2021 to 42.5% for the year ended December 31, 2022. The increased gross margin was due to the decrease in material cost.

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

Dated: February 7, 2024

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

	Title	Date

/s/ Lirong Wang	Chairman of the Board & Chief Executive Officer	February 7, 2024
Lirong Wang	(Principal Executive Officer)

/s/ Shaw Cheng “David” Chong	Chief Financial Officer	February 7, 2024
Shaw Cheng “David” Chong	(Principal Accounting Officer)

/s/ Nunissait Tjandra	Director	February 7, 2024
Nunissait Tjandra