Form 10-K
period 2023-12-31
MULIANG VIAGOO TECHNOLOGY, INC.
filed 2024-11-20
CIK 1629665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40636

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was nil. The registrant has not developed an active trading market for its common stock.

As of the date of November 6, 2024, there were 19,251,657 shares of common stock and 9,500,000 shares of Series A Preferred Stock issued and outstanding.

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

ii

OTHER PERTINENT INFORMATION

Conventions

Except in instances when we are referring to the VIE and where the context otherwise requires in this Annual Report on Form 10-K, for purposes of this report only, “we”, “us”, “our Company”, “the Company,” “Company”, “our” and “Muliang Viagoo” refer to:

Muliang Viagoo Technology, Inc., or formerly known as Muliang Agritech, Inc. (“Muliang Viagoo” when individually referenced), a Nevada company;

Muliang Agricultural Limited (“Muliang HK” when individually referenced), a Hong Kong company that is a wholly-owned subsidiary of Muliang Viagoo;

Shanghai Mufeng Investment Consulting Co., Ltd (“Shanghai Mufeng” when individually referenced), a wholly-owned subsidiary of Muliang HK and a wholly foreign-owned enterprise (“WFOE”) formed under the laws of the People’s Republic of China (the “PRC”);

Viagoo Pte Ltd. (“Viagoo” when individually referenced), a Singapore company;

For purposes of this Annual Report on Form 10-K only, the “VIE and its subsidiaries” refer to:

Shanghai Muliang Industry Co., Ltd. (“Shanghai Muliang” when individually referenced), a variable interest entity (the “VIE”) and a PRC company that is a wholly-owned subsidiary of Shanghai Mufeng;

Shanghai Zongbao Environmental Construction Co., Ltd. (“Shanghai Zongbao” when individually referenced), a PRC company that is a wholly-owned subsidiary of Shanghai Muliang;

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

Our business is conducted in the People’s Republic of China (“China” or the “PRC”) and the Republic of Singapore. “RMB” refers to Renminbi, or the Yuan, the official currency of the PRC. Our consolidated financial statements are presented in U.S. dollars in accordance with U.S. GAAP. In this Annual Report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars. These dollar references are based on the exchange rate of RMB to USD and SGD to USD, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars, which may result in an increase or decrease in the amount of our obligations (expressed in U.S. dollars) and the value of our assets.

iii

PART I

Overview

Muliang Viagoo is not a Chinese operating company, but a holding company incorporated under the laws of the state of Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations through our subsidiary in the People’s Republic of China, or “PRC” or “China.” Shanghai Mufeng, or the WFOE, our subsidiary in China, derives its economic benefits from Shanghai Muliang, the VIE, and its subsidiaries. We receive the economic benefits of the VIE and its subsidiaries’ business operations through certain contractual arrangements.

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

For details on the risks associated with the VIE structure, see “Risks Relating to Our Corporate Structure - If the PRC government deems that the contractual arrangements in relation to Shanghai Muliang, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations” on page 52 and “Risks Relating to Our Corporate Structure - We rely on contractual arrangements with the VIE and their shareholders for a large portion of our business operations. These arrangements may not be effective as direct ownership in providing operational control. Any failure by the VIE or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business” on page 54.

Legal and Operational Risks Associated with China

We are subject to certain legal and operational risks associated with being based in China and having a majority of our operations through contractual arrangements with the VIE, including changes in the legal, political, and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations may materially and adversely affect our business, financial condition and results of operations. PRC laws and regulations governing the VIE and its subsidiaries’ current business operations are sometimes vague and uncertain, and therefore, these risks may result in a material change in the VIE and its subsidiaries’ operations and the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

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

If we conduct a public offering of our shares, we may be required to comply with necessary filing procedures pursuant to the Trial Measures. We have been actively collecting necessary filing documents for filing purposes to the CSRC, and we expect to file with the CSRC once we have prepared all required filing documents, should our PRC counsel determine that we are required to file. As of the date of this annual report, according to our PRC counsel, Grandall Law Firm, except for the filing procedure and listing under the Trial Measures, no relevant PRC laws or regulations in effect require that we obtain permission from any PRC authorities to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction, or any regulatory objection to our future offerings from the CSRC, the CAC, or any other PRC authorities that have jurisdiction over the VIE and its subsidiaries’ operations.

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

According to Grandall Law Firm, our PRC counsel, aside from the potential filing requirements in connection with any future offering required under the Trial Measures, no relevant laws or regulations in the PRC explicitly require us to seek approval from the China Securities Regulatory Commission for our overseas listing plan. As of the date of this annual report, we and our PRC subsidiaries have not received any inquiry, notice, warning, or sanctions from the China Securities Regulatory Commission or any other PRC governmental authorities. However, since these statements and regulatory actions by the PRC government are newly published and official guidance and related implementation rules have not been issued, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on the VIE and its subsidiaries’ daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. In addition to the Trial Measures, the Standing Committee of the National People’s Congress, or the SCNPC, or other PRC regulatory authorities may, in the future, promulgate laws, regulations or implementing rules that requires our company or any of our subsidiaries to obtain regulatory approval from Chinese authorities before offering in the U.S. In other words, other than the filing requirement under the Trial Measures, although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, operations could be adversely affected, directly or indirectly; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

Item 1. Business

Shanghai Muliang and its operating subsidiaries primarily engage in the manufacturing and distribution of organic fertilizer and the sales of agricultural products in the PRC. Organic fertilizer products are sold under the VIE and its subsidiaries’ brand names “Zongbao,” “Fukang,” and “Muliang.”

Through patented technology, the operating subsidiaries are able to process crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straw is a common agricultural by-product. In the PRC, farmers usually remove the straw stubble that remains after harvesting grains by burning them in order to continue farming on the same land season to season. These activities have resulted in significant air pollution, and damage the surface structure of the soil by causing a loss of nutrients. The operating subsidiaries turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The straw-based organic fertilizer we produce does not contain the heavy metals, antibiotics, or harmful bacteria that are common in traditional manure fertilizers. The VIE and its subsidiaries’ fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins and carbohydrates that promotes healthy soil capable of growing excellent crops and vegetables. It effectively reduces the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, the fertilizer can effectively improve the fertility of soil and the quality and safety of agricultural products.

The VIE generates revenue mainly from organic fertilizers, which accounted for approximately 100.0% and 91.5% of total revenue for the fiscal years ended December 31, 2023 and 2022, respectively. The VIE and its subsidiaries currently have one integrated factories in Weihai City, Shandong Province, PRC to produce the organic fertilizers, which have been in operations since August 2015 and plans to improve the technology for the existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer in order to avoid the drying and cooling process, as such will increase the production capacity.

Besides focusing on producing organic fertilizers, the VIE and its subsidiaries also engage in the business of selling agriculture food products including apples, and as a sales agent for other large agriculture companies in the PRC. In 2014, the VIE rented 350 mu (about 57.66 acres) of mountainous land as an apple orchard. We expect to generate more revenues from the sales of apples as the apple orchards become more mature in the next few years.

In addition, the VIE began the processing and distribution of black goat products business in June 2023 and is currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. The black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. Revenue from the black goat products is expected to begin in 2024.

The 42,895 square meters of industrial land and 28,549 square meters of factory and office space located in Jinshan District, Shanghai were sold for RMB 74.52 million (US$11.42 million), and the transaction has been settled as of December 31, 2021. The assets mainly include (i) 22,511 square meters of industrial land and 10,373 square meters of plant area and organic straw fertilizer production line in Weihai City, Shandong Province, and (ii) over $2 million investment of land use rights and the black goat slaughtering and processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, in China.

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

On December 16, 2022, the Company entered into a Share Purchase Agreement with Viagoo Inc. (the “Buyer”), pursuant to which the Buyer purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20 to be paid to the Company. The Company decided that the transfer of control over Viagoo Pte Ltd. essentially occurred on January 1st, 2023. As a result, Viagoo's historical operating performance are reported as discontinued operations under the guidance of ASC 205, marking the company's exit from the logistics sector to focus on its fertilizer business.

Muliang HK, Shanghai Mufeng, Shanghai Muliang, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglia, Anhui Muliang, Maguan, and Viagoo are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock, the change of corporate name from “Mullan Agritech Inc.” to “Muliang Agritech Inc.”, and the creation of 100,000,000 shares of Blank Check Preferred Stock.

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

On October 30, 2019, we filed a Certificate of Designation for Nevada Profit Corporation with the Secretary of State of the State of Nevada to authorize the creation of Series A Preferred Stock. As a result, 30,000,000 shares were designated to be Series A Preferred Stock out of the 100,000,000 shares of blank check preferred stock.

On June 26, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of the State of the State of Nevada, changing its name from “Muliang Agritech, Inc.” to “Muliang Viagoo Technology, Inc.”.

On December 16, 2022, the Company entered into a share purchase agreement (the “Agreement”) with Viagoo Inc. (the “Buyer”), pursuant to which the Buyer purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20. The Company decided that the transfer of control over Viagoo Pte Ltd. essentially occurred on January 1st, 2023. As a result, Viagoo's historical operating performance are reported as discontinued operations under the guidance of ASC 205, marking the company's exit from the logistics sector to focus on its fertilizer business.

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

As of December 31, 2023, there were 19,251,657 shares of common stock of the Company issued and outstanding, and 9,500,000 Series A preferred stock issued and outstanding.

Contractual Arrangements

As a holding company with no material operations, Muliang Viagoo conducts a substantial majority of its operations through Shanghai Mufeng and Shanghai Muliang, a variable interest entity, or the VIE, based in China. We are not a Chinese operating company. Muliang Viagoo receives economic benefits from Shanghai Muliang’s business operations in China through certain contractual arrangements (the “VIE Agreements”), and because of this, we are regarded as the primary beneficiary of Shanghai Muliang for accounting purposes, and, therefore, we are able to consolidate the financial results of Shanghai Muliang in our consolidated financial statements in accordance with U.S. GAAP. However, we and our subsidiaries have zero equity ownership in Shanghai Muliang, and it is likely that investors in our future offerings will never hold ownership interests, direct or indirect, in the VIE and would merely have a contractual relationship. Additionally, Shanghai Mufeng’s economic benefits are limited by the terms of the VIE Agreements. The VIE structure cannot completely replicate a foreign investment in China-based companies. Instead, the VIE structure provides contractual exposure to foreign investment the Chinese operations.

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

As a result of the WFOE and the VIE Agreements, we are regarded as the primary beneficiary of the VIE. If Shanghai Muliang and its subsidiary or the Shanghai Muliang Shareholders fail to perform their respective obligations under the contractual arrangements, we could be limited in our ability to enforce the contractual arrangements with Shanghai Muliang and its subsidiary and therefore we may have to incur substantial costs and expend additional resources to enforce such arrangements. The VIE structure is used to provide contractual exposure to foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. We and our subsidiaries have zero equity ownership in Shanghai Muliang, the VIE. It is likely that investors in our future offerings will never hold ownership interests, direct or indirect, in the VIE and would merely have a contractual relationship. While the VIE, Shanghai Muliang, is not currently engaging in businesses where direct foreign investment is prohibited, the VIE may engage in such business in the future and therefore the VIE structure was implemented to allow flexibility prior our listing on the OTC Markets in 2016.

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

The tables below demonstrate the quantitative metrics of the U.S. holding company and the VIE (Shanghai Muliang Industry Co., Ltd.), for the fiscal years ended December 31, 2023 and 2022. Please read this data together with our consolidated financial statements and related notes included in the registration statement of which this report is a part.

As of and for the year ended December 31, 2023

	Shanghai Muliang Industry Co., Ltd.(VIEs)	Consolidated Financials	% of the Consolidated Financials

Current assets	$14,548,442	$14,548,460	100%
Non-current assets	7,596,743	7,596,743	100%
Total Assets	22,145,185	22,145,203	100%
Current liabilities	4,823,664	4,842,594	100%
Non-current liabilities	23,112	23,112	100%
Total liabilities	4,846,776	4,865,706	100%
Total shareholders’ equity	17,298,409	17,279,497	100%
Revenues	8,656,862	8,656,862	100%
Cost of goods sold	5,353,549	5,353,549	100%
Gross profit	3,303,313	3,303,313	100%
Total operating expenses	2,836,012	2,836,012	100%
Income before taxes	823,628	823,628	100%
Net income from continuing operations	849,427	849,427	100%
Net income from discontinued operations	-	988,854	0%
Net income	849,427	1,,838,281	46%
Net cash used in operating activities	(934,408)	(934,408)	100%
Net cash used in investing activities	(178,527)	(178,527)	100%
Net cash provided by financing activities	$375,866	$375,866	100%

As of and for the year ended December 31, 2022

	Shanghai Muliang Industry Co., Ltd.(VIEs)	Consolidated Financials	% of the Consolidated Financials

Current assets	$17,174,560	$17,334,522	99%
Non-current assets	7,698,044	7,756,931	99%
Total Assets	24,872,604	25,091,453	99%
Current liabilities	8,203,734	9,221,958	87%
Non-current liabilities	67,573	76,126	89%
Total liabilities	8,271,307	9,298,084	87%
Total shareholders’ equity	16,907,446	15,793,369	107%
Revenues	11,049,883	11,049,883	100%
Cost of goods sold	6,358,418	6,358,418	100%
Gross profit	4,691,465	4,691,465	100%
Total operating expenses	954,446	954,446	100%
Income before taxes	3,622,824	3,622,824	100%
Net income from continuing operations	3,190,198	3,190,198	100%
Net Loss from discontinued operations	-	(270,662)	0%
Net income	3,190,198	2,919,536	109%
Net cash used in operating activities	(1,316,756)	(1,302,022)	101%
Net cash used in investing activities	(126,208)	(126,208)	100%
Net cash provided by financing activities	$1,444,460	$1,444,460	100%

Quantitative Metrics of the VIE, Shanghai Muliang Industry Co., Ltd.

	Parent company		WFOE (Shanghai Mufeng) - Note 2	Shanghai Muliang Industry Co., Ltd. and its subsidiaries (the VIEs)		Subsidiaries	Elimination of intercompany balances	Consolidated Financials	% of the Consolidated Financials
	A		B	C		D	E	F=A+B+C+D+E	G=C/F
Cash and cash equivalence	$-			1,389		-	-	1,389	100%
Current assets	-		18	14,548,442		-	-	14,548,460	100%
Intercompany receivable from VIE	-	Note 2	11,574,738	-		-	(11,574,738)	-	N/A
Investment in Subsidiaries			-	-		-	-	-	N/A
Total Assets	$-		11,574,756	22,145,185		-	(11,574,738)	22,145,203	100%
Current liabilities	14,534		4,396	4,823,664		-		4,842,594	100%
Intercompany payable to WFOE	-		-	11,574,738		-	(11,574,738)	-	N/A
Total liabilities	$14,534		4,396	16,421,514		-	(11,574,738)	4,865,706	337%
Total shareholders’ equity (deficit)	$(14,534)		11,570,360	5,723,671	Note 1	-		17,279,497	33%

Revenues	-		-	8,656,862		-	-	8,656,862	100%
Gross profit	-		-	3,303,313		-	-	3,303,313	100%
Service fee expense from VIE to WFOE	-		849,427	-		-	(849,427)	-	N/A
Total operating expenses	-		-	2,834,012		-		2,834,012	100%
Operating Income	-		849,427	467,301		-	(849,427)	467,301	100%
Income from VIE	-		849,427	-		-	(849,427)	-	N/A
Income from discontinued operations	988,854		-	-			-	988,854	-
Net income	$988,854		849,427	849,427		-	(849,427)	1,838,281	46%
Total Comprehensive Income	988,854		849,427	497,274		-	(849,427)	1,838,281	46%

OPERATING ACTIVITIES
Net income	988,854		849,427	497,274		-	(849,427)	1,838,281	46%
Equity in earnings of subsidiaries	-			-		-	-	-	N/A
Intercompany receivable / payable between WFOE and VIE	-		(849,427)	849,427		-	-	-	N/A
Net cash used in operating activities	$-		-	(934,408)		-	-	(934,408)	100%
Net cash used in investment activities	-		-	(178,527)		-	-	(178,527)	100%
Net cash provided by financing activities	$-		-	375,866		-	-	375,866	100%

Note 1	The Company’s shareholders would not hold any ownership interest, direct or indirect, in the operating company in China, i.e. the VIE, and would merely have a contractual relationship with the VIE.

Note 2	The intercompany balances of $11,574,738 between the WOFE and the VIE arising from the service fee income payable to the WOFE by the VIE; the intercompany balances do not include any loans between the WOFE and the VIE. The amount is accumulated from the date that the VIE agreements when into effect on February 16, 2016. As the Company has disclosed, the VIE has not paid amounts in cash or other means to settle the payables balances owed by the VIE to the WOFE.

Industry Overview

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

The Products

The Company and the VIE are committed to ensuring the quality of its agricultural products. We aim to provide high-quality and environmentally friendly organic straw fertilizer for the VIE and its subsidiaries’ customers. The organic fertilizers are the products of natural decomposition and are easy for plants to absorb and digest. The powder form fertilizer maximizes the survival rate of microorganisms, ensures faster nutrient absorption, and increases soil improvement seed and processing productivity. While the operations are primarily engaged in producing organic fertilizers, the VIE and its subsidiaries also sell agriculture food products such as apples. Revenues are mainly generated from organic fertilizers, which constituted approximately 100.0% and 93.2% of the VIE and its subsidiaries’ total revenue for the fiscal years ended December 31, 2023 and 2022, respectively. In addition, we invested in the construction of a deep-processing slaughterhouse which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, China. We expect to complete the construction in June 2024 and start generating revenues from the black goat processing products in the third quarter of 2024.

Organic Fertilizer

The fertilizer products are sold under the VIE and its subsidiaries’ brand names “Zongbao,” “Fukang,” and “Muliang.” There are seven lines of the organic fertilizers including:

●	Soil improvement and preparation fertilizer, which includes compound microbes, probiotics that can supplement microorganisms and trace elements of soil. It can be used as both starter fertilizer and regular fertilizer;

●	Root protection fertilizer, which is an organic nutrient water-soluble fertilizer that can help the growth of crops’ roots;

●	Foliar nutrition fertilizer, which is a biological growth promoter to help customers take care of the foliar of their plants;

●	Lower pesticide residue fertilizer, which can help the customers reduce the usage of pesticide and enhance the resistance ability for plants;

●	Fruit special fertilizer which contains enhanced nutrient availability to increase plant performance;

●	Fruit tree fertilizer that promotes healthy roots and fruit growth and are ideal for all fruit trees and berries; and

●	Corn and peanuts fertilizer that are specially used for corns and peanuts.

The organic fertilizer contains all-purpose nutrition that can be used in the different stages of plant growth. It aims to increase soil fertility, improve soil aggregate structure, provide nutrient absorption ability for crop, improve water retention capacity and improve fertilizer utilization, thus creating a sustainable environment and healthy soil.

Future Products

Black Goat Processing Products

Currently we invested in a goat slaughtering and processing factory located in Shuangbai County, Chuxiong City, Yunnan Province, PRC starting in 2018. This factory is expected to be completed in June 2024 with a capacity of deep processing of 200,000 black goats per year. The products will include goat riblets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, and lamb viscera, etc. We expect to commence sales of black goat processing products and start generating revenue in the third quarter of 2024.

Forage Grass

We are exploring the options to use forage grass as an alternative for traditional feed for live-stocks. We currently have several research and development projects with schools and institutions. See “Research and Development” below.

Technology and Manufacturing Process

We utilize the patented technologies to process crop straws into organic fertilizer.

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

We utilize cellulose hydrolysis, hemicellulose hydrolysis and lignin hydrolysis methods to process cellulose, hemicellulose and lignin into short-chain cellulose, polysaccharide, monosaccharide, oligomer, etc. Based on the demand for the organic fertilizers and the controlled processing conditions, on average the VIE and its subsidiaries’ methods produce a mix with a majority of short-chain cellulose, some polysaccharides and a small amount of monosaccharides.

The straws are stored in the warehouse after compacting them in a briquetting machine. The straw compacts are easy to transfer and occupy less storage space. The straw compacts will be first crushed to 3 cm to 5 cm in length. The straws are then processed in the hydrothermal degradation tank for 2 to 3 hours. We pump steam generated by a boiler into the hydrothermal degradation tank, so that the temperature in the hydrothermal degradation tank is maintained between 150°C and 180°C and the pressure is maintained at 0.9-1.3MPa. After 2-3 hours of thermal degradation, we release the pressure to 0.2~0.4MPa. By releasing the pressure, the straws explode to the storage tank, resulting in a mechanical treatment of the explosion impinging stream, breaking the cellulose, hemicellulose and lignin in the straw, breaking the hydrogen bonds, degrading fiber crystallization regions into an amorphous stage and degrading macromolecules into micro-molecules. After that, we add different auxiliary materials through an automatic batching system to make different organic fertilizers suitable for different crops. We then repeat a process of crushing, granulating, cooling and screening before packaging the fertilizers into products.

Sales and Marketing

We believe that VIE and its subsidiaries’ sales services, combined with the quality and reputation of the products will help us retain and attract new customers.

We distribute and sell VIE and its subsidiaries’ products to the end-customers through several different channels, including professional markets and the sales department of the company and distributors:

●	Professional Market: we built a long-term cooperation relationship with private agricultural companies and agricultural cooperative associations for sales;

●	Sales Department: we have sixteen sales representatives with the sales department that are professionally trained to efficiently promote and deliver products to the customers;

●	Third-party Agent and Distributors: we utilize various third-party agents and distributors to sell and distribute the products; and

By using various channels to sell and distribute the products to customers, we can directly serve the customers and end-customers by providing customer service and support.

Suppliers and Customers

Suppliers

Most of the VIE and its subsidiaries’ suppliers are local suppliers from Qingdao city, Shandong province. The main raw materials for organic feeds include: (i) hydrolysed crop straw, which are chemically decayed wheat straw, corn straw and other kinds of crop straw, accounting for about 54% of the total raw materials; (ii) plant ash (Potassium carbonate, K2CO3), accounting for estimated 4% of the total raw materials; and (iii) Humic acid, accounting for about 3% of the total raw materials. Other auxiliary materials include monoammonium phosphate, urea, etc.

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
	2023		2022
Suppliers	Amount	%	Amount	%
Supplier A	1,471,441	33%	3,735,133	64%
Supplier B	N/A	N/A	678,040	12%
Supplier C	919,032	20%	N/A	N/A
Supplier D	873,366	19%	N/A	N/A
Supplier E	827,129	18%	N/A	N/A

Customers

The VIE and its subsidiaries’ customers are mainly located in provinces of Guangdong, Jilin and Shandong.

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
	2023		2022
Customer	Amount	%	Amount	%
Customer A	3,332,699	38%	4,774,456	40%
Customer B	3,313,441	38%	4,503,761	38%

The Growth Strategy

We intend to build upon the VIE and its subsidiaries’ proven ability to produce high-quality organic fertilizer and increase the presence and market share in the agriculture industry. We have begun to implement the growth strategies described below and expect to continue to do so over the several years following this report. Although the net proceeds of our future offerings may be available to assist us to implement the growth strategies, we cannot estimate the ultimate amount of capital needed to achieve the expected growth. We may need additional capital to implement these strategies, particularly in the event we pursue acquisitions of complementary businesses or technologies.

Scale Up Production of Organic Fertilizer and Accelerate Penetration in Local and Regional Markets

We plan to construct a new organic fertilizer factory in Heilongjiang Province, China. We have entered into a strategic cooperation agreement with Suihua City of Heilongjiang Province to produce a total of 1 million tons of organic fertilizer. We expect to produce 107,000 tons of organic fertilizer in 2024 and the remaining within the next 10 years. In addition, we will establish warehouse and distribution center in Heilongjiang Province, which is expected to accelerate penetration in the local and regional market.

Increase Sources of Revenue by Expanding the VIE and its subsidiaries’ Current Business

We have a slaughtering and processing plant for black goats under construction in Yunnan Province, China. We expect the plant to begin operations in June 2024 and start generating revenue in the third quarter of 2024. Demand for lamb in China as an alternative to pork is increasing due to growing concern on swine disease and pork quality. We plan to offer lamb and lamb products to consumers via a subscription program available on the VIE and its subsidiaries’ website and mobile app in the future.

Continue to Invest in Research and Development and Expand the VIE and its subsidiaries’ Product Portfolio

We have invested significant capital in the development and improvement of the VIE and its subsidiaries’ products. One of the R&D results introduced us to a type of forage grass that contains 30% more protein than other crops. We plan to work with the forage grass farmers in Xinjiang Province and to produce plant protein powder from the forage grass to be used in food and beverages in 2024.

Competitive Advantages

Competitive Advantages of the VIE and its subsidiaries’ Technology

●	Quick disposal: straw can be broken down into powder in three hours.

●	Continuous operation: the production line is formed with connecting hydrolysis tanks, which allows the full use of steam heat and continuous charging, hydrolysis and discharge.

●	Environmental protection: all the disposal devices are closed containers and pipelines to avoid gas and material leakage.

●	High fertilizer efficiency: the organic fertilizer matrix after straw disposal has a higher content of organic matter than the compost products of livestock and poultry manure, and it has a comprehensive organic nutritional composition. It also avoids pesticide, insect pest returning to the field, excessive loose soil and the hidden trouble of fermenting and burning seedlings in the field.

●	Less space: a plant capable of handling the disposal of 80,000 tons of straw only requires 6.6 - 8.2 acres of land.

●	Strong replicability: the technology and production line can be replicated in different countries.

Competitive Advantage of the VIE and its subsidiaries’ Products

●	Quality Advantage. Compared with the traditional compost manure fermented fertilizer, the product has a high concentration of organic matter and small molecular organic nutrients that can be directly absorbed by crops rich in fulvic acid, polysaccharides and monosaccharides. The effectiveness of the VIE and its subsidiaries’ product is 50% higher than the same amount of conventional organic fertilizer.

●	Safety advantage. Compared with traditional livestock and poultry manure composting fermented fertilizer, the VIE and its subsidiaries’ product generates less residue of heavy metals, antibiotics, toxic and harmful bacteria, avoids the pollution of soil, and ensures the quality and safety of agricultural products.

Intellectual Property

We rely on certain intellectual property to protect the VIE and its’ subsidiaries’ domestic business interests and ensure a competitive position in the industry.

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

However, the expired patents have little impact on the company. And the Company also improved some patents although there is no further successful patent extension so far.

Trademarks

We own several trademarks through our subsidiaries and/or VIE entities, including Muliang, Zongbao, Xiutubao, Vijifeng, Jingletu, and Huangdicao. Muliang and Zongbao are our company’s brand names.

The Employees

As of the date hereof, the VIE and its subsidiaries have 110 full-time employees. The following table sets forth the number of employees by function:

Functional Area	Number of Employees
Senior management	12
Sales, Technical and Procurement	26
IT Development & Solutions	5
Accounting	5
Human resources and administrative personnel	6
Warehouse	5
Factory	51
Total	110

The VIE and its subsidiaries provide social insurance for each employee in accordance with Chinese law, including pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance and housing provident fund.

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

Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report included elsewhere in this annual statement, is headquartered in San Mateo, California subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards with the last inspection in November 2021, and as of the date of this report, our auditor is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. However, as more stringent criteria have been imposed by the SEC and the PCAOB recently, which would add uncertainties to our offering, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

The recent developments would add uncertainties to our future offerings, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements.

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

In order for us to pay dividends to our shareholders, we will be dependent on payments made from Shanghai Muliang to Shanghai Mufeng, pursuant to VIE Agreements between them, and the distribution of such payments to Muliang HK as dividends from Shanghai Mufeng. Certain payments from Shanghai Muliang to Shanghai Mufeng are subject to PRC taxes, including business taxes and VAT. During the years ended December 31, 2023 and 2022, Shanghai Muliang made no payments to Shanghai Mufeng. For the years ended December 31, 2023 and 2022, there was no cash transferred between the Company and Shanghai Muliang (the VIEs).

For the years ended December 31, 2023 and 2022, none of the VIE and its subsidiaries have issued any dividends or distributions to respective holding companies, or to any investors as of the date of this report. Our subsidiaries in the PRC generate and retain cash generated from operating activities and re-invest it in the business.

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

For the years ended December 31, 2023 and 2022, Muliang and its subsidiaries have not distributed any earnings or settled any amounts owed under the previous VIE Agreements. nor does Muliang and its subsidiaries have any plan to distribute earnings or settle amounts in the foreseeable future.

Item 1A. Risk Factors.

Summary of Risk Factors

Below please find a summary of the significant risks we face, organized under relevant headings. These risks are discussed more fully in the section titled “Risk factors” on page 20.

●	Uncertainties regarding the legality of the VIE structure in the future. Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations in the PRC though the variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in our future offerings are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations. The legality of the VIE structure has not been tested in the courts of the PRC. Furthermore, it is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. See “Risk Factors - Risks Relating to Doing Business in the PRC - If the PRC government deems that any of our contractual arrangements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations on page 22; and Risk Factors - Risks Relating to Our Corporate Structure - If the PRC government deems that the contractual arrangements in relation to Shanghai Muliang, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations on page 52.

●	Risk of new regulations, significant new government oversight in China. As a business with a majority of its operations in China, we are subject to the laws and regulations of the PRC, which can change quickly with little advance notice. The PRC government has the power to exercise significant oversight and discretion over the conduct of the VIE and its subsidiaries’ business, and the regulations to which we are subject may change rapidly and with little notice to us or the shareholders. New regulations and policies, which may be adopted with little notice, could result in a material change in operations and/or the value of our ordinary shares. See “Risk Factors - Risks Relating to Doing Business in the PRC - PRC laws and regulations governing the VIE and its subsidiaries’ current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us” on page 30.

●	Risk of additional future government oversight and control over foreign offerings of China-based companies. Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Although the VIE and its subsidiaries’ business is not of the type currently subject to government review in China prior to a foreign securities offering, any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the PRC government could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. See “Risk Factors - Risks Relating to Doing Business in the PRC - Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us” on page 30.

●	Uncertainties with respect to the PRC legal system. The PRC legal system is based on written statutes and prior court decisions have limited value as precedents. Since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. See “Risk Factors - Risks Relating to Doing Business in the PRC - PRC laws and regulations governing the VIE and its subsidiaries’ current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us” on page 30.

●	Risks related to a future determination that the Public Company Accounting Oversight Board (the “PCAOB”) is unable to inspect or investigate our auditor completely. Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this report, as an auditor of companies that audits publicly traded companies in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and is subject to inspection by the PCAOB on a regular basis with the last inspection in October 2021, and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. Despite that we have a U.S. based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include but not limited to that trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and as a result an exchange may determine to delist our securities. See “Risk Factors - Risks Relating to Doing Business in the PRC - The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering” on page 33.

●	Risks related to the seasonality of the VIE and its subsidiaries’ business. The sale of the products is partially dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both seasonal patterns and substantial fluctuations in quarterly sales and profitability. See Risk Factors - Risks Relating to the VIE and its subsidiaries’ Business and Industry - the VIE and its subsidiaries’ fertilizer business is seasonal and affected by factors beyond their control, which may cause the sales and operating results to fluctuate significantly on page 38.

●	Risks related to potential competition. We encounter intense competition in each of the VIE and its subsidiaries’ business segments on a national, regional and local level. Competition in the industry is primarily based on quality of services, brand name recognition, geographic coverage and range of services. New and existing competitors may offer competitive rates, greater convenience or superior services, which could attract customers away from us, resulting in lower revenues for operations. See “Risk Factors - Risks Relating to the VIE and its subsidiaries’ Business and Industry - If we are unable to compete successfully with the VIE and its subsidiaries’ competitors, the financial condition and results of operations may be harmed” on page 40.

●	Risks related to the dependence on key suppliers, customers and personnel. Although we believe that we can locate replacement suppliers readily on the market any difficulty in replacing one of the VIE and its subsidiaries’ major suppliers could adversely affect the company’s performance Additionally, the VIE and its subsidiaries’ business is dependent on the ability to recruit and maintain highly skilled and qualified individuals through direct employment or collaboration arrangements. See “Risk Factors - Risks Relating to the VIE and its subsidiaries’ Business and Industry - The loss of any of the VIE and its subsidiaries’ key suppliers and/or customers could have a materially adverse effect on the results of operations on page 41; and We depend on the VIE and its subsidiaries’ key personnel and research employees, and we may be adversely affected if we are unable to attract and retain qualified scientific and business personnel on page 42; and Any failure by Shanghai Muliang, our consolidated variable interest entity, or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business” on page 54.

●	Risks related to our use of the VIE structure. We have relied and expect to continue relying on contractual arrangements with the VIE and their shareholders to operate our business in China. If the VIE, or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. See “Risk Factors - Risks Relating to Our Corporate Structure - We rely on contractual arrangements with the VIE and their shareholders for a large portion of our business operations. These arrangements may not be as effective as direct ownership in providing operational control. Any failure by the VIE or their shareholders to perform their obligations under such contractual arrangements would have a material and adverse effect on our business” on page 54.

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

Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations in the People’s Republic of China, or “PRC” or “China,” though the variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE’s business operations through certain contractual arrangements. Investors in our common shares offered in our future offerings are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations.

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In particular, in January 2015, the Ministry of Commerce, or MOC, published a discussion draft of the proposed Foreign Investment Law for public review and comments. Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the draft Foreign Investment Law, variable interest entities would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors, and would be subject to restrictions on foreign investments. However, the draft law has not taken a position on what actions will be taken with respect to the existing companies with the “variable interest entity” structure, whether or not these companies are controlled by Chinese parties. It is uncertain when the draft will be signed into law and whether the final version will have any substantial changes from the draft. Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations” below. If the ownership structure, contractual arrangements and business of our company are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, shutting down our servers, discontinuing or placing restrictions or onerous conditions on operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from future offerings to finance our business and operations in China and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and could severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

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

As a holding company with PRC subsidiaries, we may transfer funds to our Affiliate Entities or finance the operating entity by means of loans or capital contributions. Any capital contributions or loans that we, as an offshore entity, make to our Company’s PRC subsidiaries, including from the proceeds of our future offerings, are subject to the above PRC regulations. We may not be able to obtain necessary government registrations or approvals on a timely basis, if at all. If we fail to obtain such approvals or make such registration, our ability to make equity contributions or provide loans to our Company’s PRC subsidiaries or to fund their operations may be negatively affected, which may adversely affect their liquidity and ability to fund their working capital and expansion projects and meet their obligations and commitments. As a result, our liquidity and our ability to fund and expand our business may be negatively affected.

We must remit the offering proceeds to China before they may be used to benefit the VIE and its subsidiaries’ business in China, and this process may take several months to complete.

The process for sending the proceeds from future offerings back to China may take as long as six months after the closing of those offerings. In utilizing the proceeds of future offerings, as an offshore holding company of our PRC operating subsidiaries, we may make loans to our Affiliated Entities, or we may make additional capital contributions to our Affiliate Entities. Any loans to our Affiliated Entities are subject to PRC regulations. For example, loans by us to our subsidiaries in China, which are foreign-invested enterprises, to finance their activities cannot exceed statutory limits and must be registered with SAFE.

To remit the proceeds of the offering, we must take the following steps:

●	First, we will open a special foreign exchange account for capital account transactions. To open this account, we must submit to SAFE certain application forms, identity documents, transaction documents, form of foreign exchange registration of overseas investments of the domestic residents, and foreign exchange registration certificate of the invested company. As of the date of this report, we have already opened a special foreign exchange account for capital account transactions.

●	Second, we will remit the offering proceeds into this special foreign exchange account.

●	Third, we will apply for settlement of the foreign exchange. In order to do so, we must submit to SAFE certain application forms, identity documents, payment order to a designated person, and a tax certificate.

The timing of the process is difficult to estimate because the efficiencies of different SAFE branches can vary significantly. Ordinarily the process takes several months but is required by law to be accomplished within 180 days of application.

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by MOFCOM or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our subsidiaries. If we fail to receive such approvals, our ability to use the proceeds of future offerings and to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business. If we fail to receive such approvals, our ability to use the proceeds of future offerings and to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand the VIE and its subsidiaries’ business.

Changes in the policies of the PRC government could have a significant impact upon the VIE and its subsidiaries’ ability to operate profitably in the PRC.

We conduct all of operations and all of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect the VIE and its subsidiaries’ business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. The VIE and its subsidiaries’ ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect the VIE and its subsidiaries’ ability to operate the website.

Because the VIE and its subsidiaries’ business is dependent upon government policies that encourage a market-based economy, change in the political or economic climate in the PRC may impair the VIE and its subsidiaries’ ability to operate profitably, if at all.

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

PRC laws and regulations governing the VIE and its subsidiaries’ current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair their ability to operate profitable.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing the VIE and its subsidiaries’ business and the enforcement and performance of the VIE and its subsidiaries’ arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and the VIE and its subsidiaries’ business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from the understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the VIE and its subsidiaries’ business.

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

The VIE and its subsidiaries’ principal business operation is conducted in the PRC. In the event that the U.S. regulators carry out investigation on us and there is a need to conduct investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC.

Because the VIE and its subsidiaries’ business is conducted in RMB and the price of our shares of common stock is quoted in United States dollars, changes in currency conversion rates may affect the value of your investments.

The VIE and its subsidiaries’ business is conducted in the PRC, the books and records are maintained in RMB, which is the currency of the PRC, and the financial statements that we file with the SEC and provide to our shareholders are presented in United States dollars. Changes in the exchange rate between the RMB and dollar affect the value of the VIE and its subsidiaries’ assets and the results of operations in United States dollars. The value of the RMB against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect the VIE and its subsidiaries’ cash flows, revenue and financial condition. Further, our future offerings will be offered in United States dollars, and we will need to convert the net proceeds we receive into RMB in order to use the funds for the VIE and its subsidiaries’ business. Changes in the conversion rate between the United States dollar and the RMB will affect that amount of proceeds we will have available for the VIE and its subsidiaries’ business.

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

Under the PRC EIT Law and its implementation rules, the profits of a foreign invested enterprise generated through operations, which are distributed to its immediate holding company outside the PRC, will be subject to a withholding tax rate of 10%. Pursuant to a special arrangement between Hong Kong and the PRC, such rate may be reduced to 5% if a Hong Kong resident enterprise owns more than 25% of the equity interest in the PRC company. Our PRC subsidiary is wholly-owned by our Hong Kong subsidiary. Moreover, under the Notice of the State Administration of Taxation on Issues regarding the Administration of the Dividend Provision in Tax Treaties promulgated on February 20, 2009, the tax payer needs to satisfy certain conditions to enjoy the benefits under a tax treaty. These beneficial owner of the relevant dividends, and (2) the corporate shareholder to receive dividends from the PRC subsidiary must have continuously met the direct ownership thresholds during the 12 consecutive months preceding the receipt of the dividends. Further, the State Administration of Taxation promulgated the Notice on How to Understand and Recognize the “Beneficial Owner” in Tax Treaties on October 27, 2009, which limits the “beneficial owner” to individuals, projects or other organizations normally engaged in substantive operations, and sets forth certain detailed factors in determining the “beneficial owner” status. In current practice, a Hong Kong enterprise must obtain a tax resident certificate from the relevant Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority. As of the date of this report, we have not commenced the application process for a Hong Kong tax resident certificate from the relevant Hong Kong tax authority, and there is no assurance that we will be granted such a Hong Kong tax resident certificate.

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

Any disclosure of documents or information located in China by foreign agencies may be subject to jurisdiction constraints and must comply with China’s state secrecy laws, which broadly define the scope of “state secrets” to include matters involving economic interests and technologies. There is no guarantee that requests from U.S. federal or state regulators or agencies to investigate or inspect operations will be honored by us, by entities who provide services to us or with whom we associate, without violating PRC legal requirements, especially as those entities are located in China. Furthermore, under the current PRC laws, an on-site inspection of the VIE and its subsidiaries’ facilities by any of these regulators may be limited or prohibited.

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

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on the VIE and its subsidiaries’ business and results of operations.

The VIE and its subsidiaries’ organic fertilizer and agricultural products operations are located in China. Accordingly, the business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

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

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, the VIE and its subsidiaries’ financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, and since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for the VIE and its subsidiaries’ products and services and materially and adversely affect the VIE and its subsidiaries’ business and results of operations.

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

Although we have taken measures to comply with the laws and regulations that are applicable to the VIE and its subsidiaries’ business operations, including the regulatory principles raised by the CBRC, and avoiding conducting any activities that may be deemed as illegal fund-raising, forming capital pool or providing guarantee to investors under the current applicable laws and regulations, the PRC government authority may promulgate new laws and regulations regulating the direct lending service industry in the future. We cannot assure you that the VIE and its subsidiaries’ practices would not be deemed to violate any PRC laws or regulations relating to illegal fund-raising, forming capital pools or the provision of credit enhancement services. Moreover, we cannot rule out the possibility that the PRC government will institute a license requirement covering our industry at some point in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect the VIE and its subsidiaries’ business and impede the VIE and its subsidiaries’ ability to continue operations.

From time to time, we may have to resort to administrative and court proceedings to enforce the VIE and its subsidiaries’ legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy, than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have a retroactive effect. As a result, we may not be aware of any violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect the VIE and its subsidiaries’ business and impede the VIE and its subsidiaries’ ability to continue operation.

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

Market, economic and other conditions in China may adversely affect the demand for the VIE and its subsidiaries’ products and services.

Our industry depends upon the overall level of economic conditions and consumer spending in China. A sustained deterioration in the general economic conditions in China, including any turmoil in the economy, distresses in financial markets, or reduced market liquidity, as well as increased government intervention, may reduce the number of our customers. Small-to-medium size business owners, in particular, are more susceptible to adverse changes in market, economic and regulatory conditions and the level of consumption in China. As a result, the demand for the VIE and its subsidiaries’ existing and new products and services could decrease, and the VIE and its subsidiaries’ financial performance could be adversely affected.

Adverse market trends may affect the VIE and its subsidiaries’ financial performance. Such trends may include, but are not limited to, the followings:

●	fluctuations in consumer demand, which reflect the prevailing economic and demographic conditions;

●	low levels of consumer and business confidence associated with recessionary environments which may in turn reduce consumer spending.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to the VIE and its subsidiaries’ business may have a material adverse effect on the VIE and its subsidiaries’ business and results of operations.

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

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including the VIE and its subsidiaries’ business. We cannot assure you that we have obtained all the permits or licenses required for conducting the VIE and its subsidiaries’ business in China or will be able to maintain the VIE and its subsidiaries’ existing licenses or obtain new ones. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of the VIE and its subsidiaries’ business, it has the power, among other things, to levy fines, confiscate the VIE and its subsidiaries’ income, revoke the VIE and its subsidiaries’ business licenses, and require us to discontinue the VIE and its subsidiaries’ relevant business or impose restrictions on the affected portion of the VIE and its subsidiaries’ business. Any of these actions by the PRC government may have a material adverse effect on the VIE and its subsidiaries’ business and results of operations.

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies may delay or prevent us from using proceeds from future financing activities to make loans or additional capital contributions to our PRC operating subsidiaries.

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

We may also decide to finance our PRC subsidiary by means of capital contributions. According to the relevant PRC regulations on foreign-invested enterprises in China, these capital contributions are subject to registration with or approval by the MOFCOM or its local counterparts. In addition, the PRC government also restricts the convertibility of foreign currencies into Renminbi and use of the proceeds. On March 30, 2015, SAFE promulgated Circular 19, which took effect and replaced certain previous SAFE regulations from June 1, 2015. SAFE further promulgated Circular 16, effective on June 9, 2016, which, among other things, amend certain provisions of Circular 19. According to SAFE Circular 19 and SAFE Circular 16, the flow and use of the Renminbi capital converted from foreign currency denominated registered capital of a foreign-invested company is regulated such that Renminbi capital may not be used for business beyond its business scope or to provide loans to persons other than affiliates unless otherwise permitted under its business scope. Violations of the applicable circulars and rules may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations. If the VIE requires financial support from us or our wholly-owned subsidiary in the future and we find it necessary to use foreign currency-denominated capital to provide such financial support, our ability to fund the VIE’s operations will be subject to statutory limits and restrictions, including those described above. These circulars may limit our ability to transfer the net proceeds from future offerings to the VIE and our PRC subsidiary, and we may not be able to convert the net proceeds from future offerings into Renminbi to invest in or acquire any other PRC companies in China. Despite the restrictions under these SAFE circulars, our PRC subsidiary may use its income in Renminbi generated from their operations to finance the VIE through entrustment loans to the VIE or loans to the VIE’s shareholders for the purpose of making capital contributions to the VIE. In addition, our PRC subsidiary can use Renminbi funds converted from foreign currency registered capital to carry out any activities within their normal course of business and business scope, including to purchase or lease servers and other relevant equipment and fund other operational needs in connection with their provision of services to the relevant VIE under the applicable exclusive technical support agreements.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiary or the VIE or future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from future offerings and to fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC laws and regulations governing the VIE and its subsidiaries’ current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including those regarding the enforcement of laws, and sudden or unexpected changes, with little advance notice, in laws and regulations in China could adversely affect us and limit the legal protections available to you and us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing the VIE and its subsidiaries’ business and the enforcement and performance of the VIE and its subsidiaries’ arrangements with customers in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement could be unpredictable, with little advance notice. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and the VIE and its subsidiaries’ business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from the understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the VIE and its subsidiaries’ business.

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

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties and sudden changes, sometimes with little advance notice. As a significant part of the VIE and its subsidiaries’ business is conducted in China, operations are principally governed by PRC laws and regulations, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company, such as our company, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other PRC government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of any violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has significant oversight and discretion over the conduct of the VIE and its subsidiaries’ business and may intervene or influence operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the industry that could adversely affect the VIE and its subsidiaries’ business, financial condition and results of operations. Furthermore, the PRC government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies like us. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Furthermore, if China adopts more stringent standards with respect to certain areas such as environmental protection or corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in operations. Certain areas of the law, including intellectual property rights and confidentiality protections in China may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the PRC legal system on the VIE and its subsidiaries’ business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by the VIE and its subsidiaries’ customers.

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

We expect to obtain information about various aspects of operations as well as regarding the VIE and its subsidiaries’ employees and third parties. We also maintain information about various aspects of operations as well as regarding the VIE and its subsidiaries’ employees. The integrity and protection of the VIE and its subsidiaries’ customer, employee and company data is critical to the VIE and its subsidiaries’ business. The VIE and its subsidiaries’ customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

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

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties. On June 10, 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which will take effect on September 1, 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may limit the use and adoption of the VIE and its subsidiaries’ products and services and could have an adverse impact on the VIE and its subsidiaries’ business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

If the new PRC Data Security Law is enacted in September, we will not be subject to the cybersecurity review by the CAC, given that: (i) the VIE and its subsidiaries’ products and services are offered not directly to individual users but through the VIE and its subsidiaries’ institutional customers; (ii) we do not possess a large amount of personal information in the VIE and its subsidiaries’ business operations; and (iii) data processed in the VIE and its subsidiaries’ business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend the VIE and its subsidiaries’ relevant business, shut down the VIE and its subsidiaries’ website, or face other penalties, which could materially and adversely affect the VIE and its subsidiaries’ business, financial condition, and results of operations.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of the VIE and its subsidiaries’ employees up to a maximum amount specified by the local government from time to time at locations where we operate the VIE and its subsidiaries’ businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, the VIE and its subsidiaries’ financial condition and results of operations may be adversely affected.

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

Our auditor, WWC, P.C., the independent registered public accounting firm that issues the audit report included elsewhere in this report, as a firm headquartered in California and registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards with the last inspection in November 2021, and as of the date of this report, our auditor is not subject to the PCAOB determinations. However, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities.

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

From time to time, the Company may receive requests from certain U.S. agencies to investigate or inspect the Company’s operations or to otherwise provide information. While the Company will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, an on-site inspection of the VIE and its subsidiaries’ facilities by any of these regulators may be limited or entirely prohibited. Such inspections, though permitted by the Company and its affiliates, are subject to the capricious nature of Chinese enforcers and may therefore be impossible to facilitate.

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

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in San Mateo, California, and is subject to inspection by the PCAOB on a regular basis with the last inspection in November 2021, and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. Despite that we have a U.S. based auditor that is registered with the PCAOB and subject to PCAOB inspection, there are still risks to the company and investors if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction. Such risks include but not limited to that trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act and as a result an exchange may determine to delist our securities.

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

We are required to fulfill the Trial Measures filing procedures and report relevant information to the CSRC; and, since the interpretation and implementation of the new regulations are still evolving, we cannot assure you that we will be able to complete the filings for any future offerings, and fully comply with the relevant new rules on a timely basis, if at all.

On July 6, 2021, the relevant PRC government authorities issued Opinions on Strictly Cracking Down Illegal Securities Activities in accordance with the Law, which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. This opinions and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. As of the date hereof, no official guidance or related implementation rules have been issued. As a result, the opinions remain unclear on how they will be interpreted, amended and implemented by the relevant PRC governmental authorities. We cannot assure that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

On December 24, 2021, the CSRC published the Draft Administrative Provisions and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comment) (the “Draft Filing Measures”). The Draft Administrative Provisions and the Draft Filing Measures lay out requirements for filing and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation.

On February 17, 2023, the CSRC released a set of new regulations which consists of the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. On the same date, the CSRC also released the Notice. The Trial Measures refine the regulatory system by subjecting both direct and indirect overseas offering and listing activities to the CSRC filing-based administration. Requirements for filing entities, time points and procedures are specified. A PRC domestic company that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC per the requirements of the Trial Measures. Where a PRC domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic responsible entity, file with the CSRC. The Trial Measures also lay out requirements for the reporting of material events. Breaches of the Trial Measures, such as offering and listing securities overseas without fulfilling the filing procedures, shall bear legal liabilities, including a fine between RMB 1.0 million (approximately $150,000) and RMB 10.0 million (approximately $1.5 million), and the Trial Measures heighten the cost for offenders by enforcing accountability with administrative penalties and incorporating the compliance status of relevant market participants into the Securities Market Integrity Archives.

According to the Notice, since the date of effectiveness of the Trial Measures on March 31, 2023, PRC domestic enterprises falling within the scope of filing that have been listed overseas or met certain circumstances are “existing enterprises.” Existing enterprises are not required to file with the CSRC immediately, and filings with the CSRC should be made as required if they involve refinancing and other filing matters. As confirmed by our PRC counsel, Grandall Law Firm, since we have submitted uplisting documents to the SEC and Nasdaq before March 31, 2023, we are required to file with the CSRC pursuant to the Trial Measures before completing the uplisting and offering on Nasdaq.

However, if we fail to obtain the CSRC approval of the filing procedure in a timely manner under PRC laws and regulations, we may be subject to investigations by competent regulators, fines or penalties, ordered to suspend our relevant operations and rectify any non-compliance, prohibited from engaging in a relevant business or conducting any offering, and these risks could result in a material adverse change in our operating entities’ operations, limit our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless. The Trial Measures and Notice were newly published and are subject to change from time to time. Any failure or perceived failure of us to fully comply with such new regulatory requirements could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause significant disruption to our business operations, and severely damage our reputation, which could materially and adversely affect our financial condition and results of operations and could cause the value of our securities to significantly decline or become worthless.

Risks Relating to the VIE and its subsidiaries’ Business and Industry

The VIE and its subsidiaries’ fertilizer business is seasonal and affected by factors beyond the VIE and its subsidiaries’ control, which may cause the VIE and its subsidiaries’ sales and operating results to fluctuate significantly.

The sale of products from the VIE and its subsidiaries’ fertilizer-related segments is partially dependent upon planting and growing seasons, which vary from year to year, and are expected to result in both seasonal patterns and substantial fluctuations in quarterly sales and profitability. Different from the traditional organic fertilizer that mostly be only used as starter fertilizer, the VIE and its subsidiaries’ products can be used as both the starter fertilizer and regular fertilizer, which can be applied during all the periods through the crops’ growth. Weather conditions and natural disasters, such as heavy rains, hail, floods, freezing conditions, windstorms or fire, also affect decisions by the VIE and its subsidiaries’ distributors, direct customers and end users about the types and amounts of products to use and the timing of harvesting and planting. As we increase the VIE and its subsidiaries’ sales in the VIE and its subsidiaries’ current markets and expand into new markets in different geographies, it is possible that we may experience different seasonality patterns in the VIE and its subsidiaries’ business.

Disruptions may lead to delays in harvesting or planting by growers which can result in pushing orders to a future quarter, which could negatively affect results for the quarter in question and cause fluctuations in operating results. Seasonal variations may be especially pronounced because the VIE and its subsidiaries’ product lines are mainly sold in China. Planting and growing seasons, climatic conditions and other variables on which sales of the VIE and its subsidiaries’ products are dependent vary from year to year and quarter to quarter. As a result, we may experience substantial fluctuations in quarterly sales.

The overall level of seasonality in the VIE and its subsidiaries’ business is difficult to evaluate as a result of the VIE and its subsidiaries’ relatively early stage of development, the VIE and its subsidiaries’ limited number of commercialized products, the VIE and its subsidiaries’ expansion into new geographical territories, the introduction of new products and the timing of introductions of new products. Even though we have implemented safety measures, the Company had insufficient inventory in April, May, October and November. It is possible that the VIE and its subsidiaries’ business may be more seasonal or experience seasonality in different periods than anticipated. Other factors may also contribute to the unpredictability of the operating results, including the size and timing of significant distributor transactions, the delay or deferral of use of the VIE and its subsidiaries’ commercial technology or products and the fiscal or quarterly budget cycles of the VIE and its subsidiaries’ direct customers, distributors, licensees and end users. Customers may purchase large quantities of the VIE and its subsidiaries’ products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in the operating results for a particular quarter or year.

Unavoidable Insufficient Inventory during busy seasons may cause us to lose some portion of the VIE and its subsidiaries’ sales.

Traditional organic fertilizers do have seasonal sales because their use can only be applied as starter fertilizers before the crops are planted. The VIE and its subsidiaries’ organic fertilizers can be used as a starter fertilizer or as regular fertilizers which can be applied during the entire growing period of the crops to supplement the nutrients needed for growth. The Company’s inventory during the peak seasons (such as April to May, and October to November) is insufficient. The Company’s fertilizer production capacity has been upgraded from the original 50,000 tons to 70,000 tons, however, and the seasonal inventory supply gap is still unavoidable. The inevitable inventory shortage may cause us to lose some portion of the VIE and its subsidiaries’ sales.

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

In most segments of the fertilizer markets, the number of products available to end customers is steadily increasing as new products are introduced. We may be unable to compete successfully against the VIE and its subsidiaries’ current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing the VIE and its subsidiaries’ seed traits and technology. In addition, many of the VIE and its subsidiaries’ competitors have substantially greater financial, marketing, sales, distribution and technical resources than us, and some of the VIE and its subsidiaries’ competitors have more experience in R&D, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Programs to improve genetics and crop protection chemicals are generally concentrated within a relatively small number of large companies, while non-genetic approaches are underway with a broader set of companies. Mergers and acquisitions in the plant science, specialty food ingredient and agricultural biotechnology seed and chemical industries may result in even more resources being concentrated among a smaller number of the VIE and its subsidiaries’ competitors.

The VIE and its subsidiaries’ technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of the VIE and its subsidiaries’ competitors, which will prevent or limit the VIE and its subsidiaries’ ability to generate revenues from the commercialization of the VIE and its subsidiaries’ seed traits and technology. At the same time, the expiration of patents covering existing products reduces the barriers to entry for competitors. The VIE and its subsidiaries’ ability to compete effectively and to achieve commercial success depends, in part, on the VIE and its subsidiaries’ ability to control manufacturing and marketing costs; effectively price and market the VIE and its subsidiaries’ products, successfully develop an effective marketing program and an efficient supply chain, develop new products with properties attractive to food manufacturers or growers and commercialize the VIE and its subsidiaries’ products quickly without incurring major regulatory costs. We may not be successful in achieving these factors and any such failure may adversely affect the VIE and its subsidiaries’ business, results of operations and financial condition.

We may not be successful in developing marketable or commercial technologies.

Through the VIE and its subsidiaries’ patented technology, we process crop straw in three hours (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizer rich in small molecules, easily absorbed by crops. The VIE and its subsidiaries’ success depends in part on the VIE and its subsidiaries’ ability to identify and develop high value fertilizer and agriculture industrial technologies for use in commercial products. Through the VIE and its subsidiaries’ technology sourcing and product development collaborations we commit substantial efforts and other resources to accomplish this. It may take several years, if at all, before many of the VIE and its subsidiaries’ products complete the development process and become available for production and commercialization.

As of the date of this registration statement, many of the VIE and its subsidiaries’ products have been commercialized by the VIE and its subsidiaries’ patented technology. There can be no assurance that the VIE and its subsidiaries’ future fertilizer productivity and agriculture industrial technologies will be viable for commercial use, or that we will be able to generate revenues from those technologies, in a significant manner or at all. If seeds or other products that utilize the VIE and its subsidiaries’ fertilizer or technology are unsuccessful in achieving their desired effect or otherwise fail to be commercialized, we will not receive revenues from the VIE and its subsidiaries’ customers or royalty payments from the commercialization of the fertilizer and technologies we develop, which could materially and adversely affect the VIE and its subsidiaries’ business, financial condition, results of operations and growth strategy.

Fertilizers containing the following traits or biological treatments that we develop may be unsuccessful or fail to achieve commercialization for any of the following reasons:

●	the VIE and its subsidiaries’ fertilizers may not be successfully validated in the target crops;

●	the VIE and its subsidiaries’ fertilizers may not have the desired effect on the relevant crop sought by the end market;

●	We, the VIE and its subsidiaries’ joint ventures or collaborators may be unable to obtain the requisite regulatory approvals for the fertilizers;

●	the VIE and its subsidiaries’ competitors may launch competing or more effective fertilizers;

●	we may be unable to patent and/or obtain breeders’ rights or any other intellectual property rights on the VIE and its subsidiaries’ traits and technologies in the necessary jurisdictions;

●	even if we obtain patent and/or breeders’ rights or any other intellectual property rights on the VIE and its subsidiaries’ fertilizers or processing technologies, such rights may be later challenged by competitors or other parties; and

●	even if we obtain patent and/or breeders’ rights or any other intellectual property rights on the VIE and its subsidiaries’ fertilizers, competitors may design competing products that do not infringe these intellectual property rights.

If we are unable to compete successfully with the VIE and its subsidiaries’ competitors, the VIE and its subsidiaries’ financial condition and results of operations may be harmed.

We encounter intense competition in each of the VIE and its subsidiaries’ business segments on a national, regional and local level. Competition in the industry is primarily based on quality of services, brand name recognition, geographic coverage and range of services. New and existing competitors may offer competitive rates, greater convenience or superior services, which could attract customers away from us, resulting in lower revenues for operations. Competition among fertilizer companies may cause a decrease in price of sales to attract or retain talented employees.

The VIE and its subsidiaries’ major competitors are Shijiazhuang Xixing Fertilizer Science and Technology Limited, Nanjing Ningliang Bio-chemistry Engineering Limited, Shijiazhuang Jintaiyang Biology Organic Fertilizer Limited, Beijing Wotu Tiandi Biological Science Limited, Zhenzhou Yongfeng Biology Fertilizer Limited, Shandong Jianong Biological Engineering Limited, Beijing Aeronautics Hengfeng Technology Limited, Beijing Century Armstrong Biological Technology Limited, GengLiduo Biological Technology Limited.

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

Some of the VIE and its subsidiaries’ competitors may have a broader national presence than us, a more established branding recognition than us in major markets and more financial or other resources than us. Others may have smaller aggregate businesses than us but may be more established and have greater market presence and brand name recognition on a local or regional basis. We are also subject to competition from other large national and international companies. These companies may have more financial or other resources than us. If we fail to compete effectively, the VIE and its subsidiaries’ business operations and financial condition will suffer.

The loss of any of the VIE and its subsidiaries’ key suppliers and/or customers could have a materially adverse effect on the VIE and its subsidiaries’ results of operations.

We consider the VIE and its subsidiaries’ major suppliers in each period to be those suppliers that accounted for more than 10% of overall purchases in such period. For the years ended December 31, 2022 and 2021, 76% and 77% of our supplies came from two and five key suppliers, respectively. For the year ended December 31, 2023, 91% of our supplies came from four key suppliers. Although we believe that we can locate replacement suppliers readily on the market for prevailing prices and that we may not have significant difficulty replacing a given supplier, any difficulty in replacing such a supplier could adversely affect the VIE and its subsidiaries’ company’s performance to the extent it results in higher prices, slower supply chain and ultimately less desirable results of operations.

In addition, for the years ended December 31, 2023 and 2022, two key customers accounted for 77% and 78% of our revenues, respectively. As the majority of the VIE and its subsidiaries’ revenues are driven by individual orders for organic fertilizers, there can be no assurance that we will maintain or improve the relationships with customers who do not have long-term contracts with us. The VIE and its subsidiaries’ major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on the VIE and its subsidiaries’ business, financial condition and results of operations.

We have engaged in transactions with related parties, and such transactions present possible conflicts of interest that could have an adverse effect on our business and results of operations.

We have entered into a number of transactions with related parties, including our shareholders, directors and executive officers. For example, for fiscal year ended December 31, 2023, we have due to related parties balance of $197,196, $96,092, and $42,199, respectively, from Mr. Lirong Wang, Ms. Xueying Sheng, and Mr. Guohua Lin. See “Related Party Transactions.” We may in the future enter into additional transactions with entities in which members of our board of directors and other related parties hold ownership interests.

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

The VIE and its subsidiaries’ product development cycle is lengthy and uncertain and we may never generate revenues or earn revenues on the sale of the VIE and its subsidiaries’ products currently in development.

The research and development in the crop productivity and agriculture biotech industries is expensive, complex, prolonged and uncertain. We may spend many years and dedicate significant financial and other resources developing products that may never generate revenues or come to market. The VIE and its subsidiaries’ process of developing and commercializing technologies involves several phases and can take several years from discovery to commercialization of a product.

Development of new or improved agricultural products involves risks of failure inherent in the development of products based on innovative and complex technologies. These risks include the possibility that:

●	the VIE and its subsidiaries’ products will fail to perform as expected in the field;

●	the VIE and its subsidiaries’ products will not receive necessary regulatory permits and governmental clearances in the markets in which we intend to sell them;

●	the VIE and its subsidiaries’ products may have adverse effects on consumers;

●	consumer preferences, which are unpredictable and can vary greatly, may change quickly, making the VIE and its subsidiaries’ products no longer desirable;

●	the VIE and its subsidiaries’ competitors develop new products that have other more appealing characteristics than the VIE and its subsidiaries’ products;

●	the VIE and its subsidiaries’ products will be viewed as too expensive by food companies or growers as compared to competitive products;

●	the VIE and its subsidiaries’ products will be difficult to produce on a large scale or will not be economical to grow;

●	intellectual property and other proprietary rights of third parties will prevent us, the VIE and its subsidiaries’ research and development partners or the VIE and its subsidiaries’ licensees from marketing and selling the VIE and its subsidiaries’ products;

●	we may be unable to patent or otherwise obtain intellectual property protection for the VIE and its subsidiaries’ discoveries in the necessary jurisdictions;

●	we or the customers that we sell the VIE and its subsidiaries’ products to may be unable to fully develop or commercialize the VIE and its subsidiaries’ products in a timely manner or at all; and

●	third parties may develop superior or equivalent products.

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

We depend on the VIE and its subsidiaries’ key personnel and research employees, and we may be adversely affected if we are unable to attract and retain qualified scientific and business personnel.

The VIE and its subsidiaries’ business is dependent on the VIE and its subsidiaries’ ability to recruit and maintain highly skilled and qualified individuals through direct employment or collaboration arrangements, with expertise in a range of disciplines, including biology, chemistry, plant genetics, agronomics, mathematics programming and other subjects relevant to the VIE and its subsidiaries’ business. The VIE and its subsidiaries’ ability to recruit such a work force depends in part on the VIE and its subsidiaries’ ability to maintain the VIE and its subsidiaries’ market leadership in agricultural biotech industry in China. Maintaining the VIE and its subsidiaries’ ability to attract highly-skilled workers and leading scientific institutions depends in part on the VIE and its subsidiaries’ ability to maintain a strong technology platform and state-of-the-art facilities, as well as the VIE and its subsidiaries’ ability to consistently and successfully commercialize the VIE and its subsidiaries’ technology. There can be no assurance that we will be able to maintain leading scientific capabilities or continue to successfully maintain advanced technology in the market.

We do not enter into non-compete agreements with the VIE and its subsidiaries’ employees, and therefore we may be unable to prevent the VIE and its subsidiaries’ competitors from benefiting from the expertise of the VIE and its subsidiaries’ former employees.

We do not enter into non-compete agreements with the VIE and its subsidiaries’ employees, which prevents us from limiting the VIE and its subsidiaries’ key employees from joining the VIE and its subsidiaries’ competitors or competing directly against us. As a result, we may be unable to prevent the VIE and its subsidiaries’ competitors from benefiting from the expertise of such employees. Direct competition by a former employee could materially adversely affect the VIE and its subsidiaries’ business, results of operations and ability to capitalize on the VIE and its subsidiaries’ proprietary information.

We have a limited operating history in the VIE and its subsidiaries’ market, which makes it difficult to evaluate the VIE and its subsidiaries’ future prospects.

We started engaging in the VIE and its subsidiaries’ business in the last few years and have limited revenues to date. As the VIE and its subsidiaries’ business develops or responds to competition, we may continue to introduce new products and services or make adjustments to the VIE and its subsidiaries’ existing offerings and business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans facilitated by the VIE and its subsidiaries’ companies, which may negatively affect the growth of the VIE and its subsidiaries’ business. Any significant change to the VIE and its subsidiaries’ business model may not achieve expected results and may have a material and adverse impact on the VIE and its subsidiaries’ financial conditions and results of operations. It is therefore difficult to effectively assess the VIE and its subsidiaries’ future prospects. The risks and challenges we encounter or may encounter in this developing and rapidly evolving market may have impacts on the VIE and its subsidiaries’ business and prospects. These risks and challenges include the VIE and its subsidiaries’ ability to, among other things:

●	navigate an evolving regulatory environment;

●	expand the base of borrowers and lenders;

●	broaden the VIE and its subsidiaries’ loan product offerings;

●	enhance the VIE and its subsidiaries’ risk management capabilities;

●	improve the VIE and its subsidiaries’ operational efficiency;

●	cultivate a vibrant consumer finance ecosystem;

●	maintain the security of the VIE and its subsidiaries’ IT infrastructure and the confidentiality of the information provided and utilized across the VIE and its subsidiaries’ platform;

●	attract, retain and motivate talented employees; and

●	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential borrowers and lenders about the value of the VIE and its subsidiaries’ services, if the market for the VIE and its subsidiaries’ services does not develop as we expect, or if we fail to address the needs of the VIE and its subsidiaries’ target market, or other risks and challenges, the VIE and its subsidiaries’ business and results of operations will be harmed.

The loss of any of the VIE and its subsidiaries’ key customers could reduce the VIE and its subsidiaries’ revenues and the profitability.

For the years ended December 31, 2023 and 2022, revenue from two customers represented 77% and 78% of the VIE and its subsidiaries’ revenue, respectively. As the majority of the VIE and its subsidiaries’ revenues are driven by individual orders for fertilizer products, there can be no assurance that we will maintain or improve the relationships with customers who do not have long-term contracts with us. The VIE and its subsidiaries’ major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on the VIE and its subsidiaries’ business, financial condition and results of operations.

Any failure of any of the VIE and its subsidiaries’ key suppliers to deliver necessary materials could result in delays in the VIE and its subsidiaries’ products development or marketing schedules.

For the years ended December 31, 2022 and 2021, two suppliers accounted for 76% and 77% of the VIE and its subsidiaries’ purchases, respectively. For the year ended December 31, 2023, four suppliers accounted for 91% of the VIE and its subsidiaries’ purchases, respectively. We are dependent on the VIE and its subsidiaries’ suppliers for our products. Our suppliers may fail to meet timelines or contractual obligations or provide us with sufficient products, which may adversely affect our business. Certain of the VIE and its subsidiaries’ contracts with key suppliers can be terminated by the supplier upon giving notice within a certain period and restrict us from using other suppliers. Failure to appropriately structure or adequately manage our agreements with third parties may adversely affect our supply of products. We are also subject to credit risk with respect to the VIE and its subsidiaries’ third-party suppliers. If any such suppliers become insolvent, an appointed trustee could potentially ignore the service contracts we have in place with such party, resulting in increased charges or the termination of the service contracts. We may not be able to replace a service provider within a reasonable period of time, on as favorable terms or without disruption to our operations. Any adverse changes to our relationships with third-party suppliers could have a material adverse effect on the VIE and its subsidiaries’ image, brand and reputation, as well as on the VIE and its subsidiaries’ business, financial condition and results of operations.

In addition, to the extent that the VIE and its subsidiaries’ creditworthiness might be impaired, or general economic conditions decline, certain of the VIE and its subsidiaries’ key suppliers may demand onerous payment terms that could materially adversely affect the VIE and its subsidiaries’ working capital position, or such suppliers may refuse to continue to supply to us. A number of the VIE and its subsidiaries’ key suppliers have taken out trade credit insurance on our ability to pay them. To the extent that such trade credit insurance becomes unobtainable or more expensive due to market conditions, we may face adverse changes to payment terms by the VIE and its subsidiaries’ key suppliers, or they may refuse to continue to supply us.

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

If we do not compete effectively, the VIE and its subsidiaries’ results of operations could be harmed.

The VIE and its subsidiaries’ industry in China is intensely competitive and evolving. The VIE and its subsidiaries’ competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of the VIE and its subsidiaries’ current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their services. the VIE and its subsidiaries’ competitors may also have longer operating histories, more extensive borrower or lender bases, greater brand recognition and brand loyalty and broader partner relationships than us. Additionally, a current or potential competitor may acquire one or more of the VIE and its subsidiaries’ existing competitors or form a strategic alliance with one or more of the VIE and its subsidiaries’ competitors. If we are unable to compete with such companies and meet the need for innovation in the VIE and its subsidiaries’ industry, the demand for the VIE and its subsidiaries’ services could stagnate or substantially decline, we could experience reduced revenues or the VIE and its subsidiaries’ services could fail to achieve or maintain more widespread market acceptance, any of which could harm the VIE and its subsidiaries’ business and results of operations.

If we fail to promote and maintain the VIE and its subsidiaries’ brand in an effective and cost-efficient way, the VIE and its subsidiaries’ business and results of operations may be harmed.

The continued development and success of the VIE and its subsidiaries’ business relies on the recognition of the VIE and its subsidiaries’ brands. We believe that developing and maintaining awareness of the VIE and its subsidiaries’ brand effectively is critical to attracting new and retaining existing borrowers and lenders to the VIE and its subsidiaries’ services. Successful promotion of the VIE and its subsidiaries’ brand and the VIE and its subsidiaries’ ability to attract qualified borrowers and sufficient lenders depend largely on the effectiveness of the VIE and its subsidiaries’ marketing efforts and the success of the channels we use to promote the VIE and its subsidiaries’ services. The VIE and its subsidiaries’ efforts to build the VIE and its subsidiaries’ brand have caused us to incur significant expenses, and it is likely that the VIE and its subsidiaries’ future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain the VIE and its subsidiaries’ brand while incurring substantial expenses, the VIE and its subsidiaries’ results of operations and financial condition would be adversely affected, which may impair the VIE and its subsidiaries’ ability to grow the business.

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

We have implemented a number of measures to address the material weaknesses that have been identified in connection with the audits of our consolidated financial statements as of and for the two years ended December 31, 2023 and 2022. However, there is no assurance that we will not have any material weakness in the future. Failure to discover and address any control deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud. Ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures over financial reporting are not effective and were not effective as of December 31, 2023.

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

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this report. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. We currently do not carry a “key man” life insurance on the officers. Therefore, if one or more of our key executives are unable or unwilling to continue in their present positions, we may incur substantial cost or may not be able to replace them at all. Consequently, our future growth may be constrained, our business may be severely disrupted, and our financial condition and results of operations may be materially and adversely affected. If that is the case, we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

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

Increases in labor costs in the PRC may adversely affect the VIE and its subsidiaries’ business and results of operations.

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of the VIE and its subsidiaries’ employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that the VIE and its subsidiaries’ labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control the VIE and its subsidiaries’ labor costs or pass on these increased labor costs to the VIE and its subsidiaries’ users by increasing the fees of the VIE and its subsidiaries’ services, the VIE and its subsidiaries’ financial condition and results of operations may be adversely affected.

We do not have any business insurance coverage.

Insurance companies in China currently do not offer as extensive of an array of insurance products as insurance companies in more developed economies do. Currently, we do not have any business liability or disruption insurance to cover the VIE and its subsidiaries’ operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in the VIE and its subsidiaries’ incurring substantial costs and the diversion of resources, which could have an adverse effect on the VIE and its subsidiaries’ results of operations and financial condition.

We face Risks Relating to natural disasters, health epidemics and other outbreaks, which could significantly disrupt operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology service failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware, as well as adversely affect the VIE and its subsidiaries’ ability to provide products and services on the VIE and its subsidiaries’ service.

The VIE and its subsidiaries’ business could also be adversely affected by the effects of virus, flu and other diseases. The VIE and its subsidiaries’ business operations could be disrupted if any of the VIE and its subsidiaries’ employees is suspected of having virus, flu and other diseases, since it could require the VIE and its subsidiaries’ employees to be quarantined and/or the VIE and its subsidiaries’ offices to be disinfected. In addition, the VIE and its subsidiaries’ results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

We may be subject to the general risks underlying the agriculture industry in PRC market.

The agriculture industry in the PRC market has been mature. Particularly, we are principally engaged in the fertilizer processing and distribution business in the People’s Republic of China. Therefore, we need to be cautious in selecting the VIE and its subsidiaries’ business focus and expansion strategy, and we should be constantly aware of the innovation risk, technology risk and market risk in the industries. If we fail to make an accurate judgment of the current market, the VIE and its subsidiaries’ performance can be severely impacted.

We may be adversely affected by global economic conditions.

The VIE and its subsidiaries’ ability to continue to develop and grow the VIE and its subsidiaries’ business, build proprietary distribution channels and generate revenues from product sales and royalty payments may be adversely affected by global economic conditions in the future, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates and other challenges that could affect the global economy such as the changing financial regulatory environment. For example, the VIE and its subsidiaries’ customers and licensees may experience deterioration of their businesses, cash flow shortages or difficulties obtaining financing, which could adversely affect the demand for the VIE and its subsidiaries’ technologies, products and services. In addition, the VIE and its subsidiaries’ earnings may be adversely affected by fluctuations in the price of certain commodities, such as grains, milk, meat, biofuels and biomaterials. If commodity prices are negatively impacted, the value of the VIE and its subsidiaries’ products could be directly and negatively impacted. Additionally, growers’ incomes have historically been negatively affected by commodity prices. As a result, fluctuations in commodity prices could have an impact on growers’ purchasing decisions and negatively affect their ability and decisions to purchase the VIE and its subsidiaries’ seeds or products that incorporate the VIE and its subsidiaries’ proprietary technology. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact the VIE and its subsidiaries’ business.

Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase the VIE and its subsidiaries’ costs of operation, decrease operating revenues and disrupt business.

Laws and regulatory standards and procedures that impact the VIE and its subsidiaries’ business are continuously changing. Responding to these changes and meeting existing and new requirements may be costly and burdensome. Changes in laws and regulations may occur that could:

●	impair or eliminate the VIE and its subsidiaries’ ability to source technology and develop the VIE and its subsidiaries’ products, including validating the VIE and its subsidiaries’ products through field trials and passing biosafety evaluations;

●	increase the VIE and its subsidiaries’ compliance and other costs of doing business through increases in the cost to protect the VIE and its subsidiaries’ intellectual property, including know-how, trade secrets and regulatory data, or increases in the cost to obtain the necessary regulatory approvals to commercialize and market the products we develop directly or jointly;

●	require significant product redesign or redevelopment;

●	render the VIE and its subsidiaries’ seed traits and technology and products that incorporate them less profitable or less attractive compared to competing products;

●	reduce the amount of revenues we receive from government grants, licenses or other royalties; and

●	discourage us and other collaborators from offering, and end markets from purchasing, products that incorporate the VIE and its subsidiaries’ seed traits and technology.

Any of these events could have a material adverse effect on the VIE and its subsidiaries’ business, results of operations and financial condition. Legislation and jurisprudence on intellectual property in the key markets where we seek protection, primarily in China, is evolving and changes in laws could affect the VIE and its subsidiaries’ ability to obtain or maintain intellectual property protection for the VIE and its subsidiaries’ products. Any changes to these existing laws and regulations may materially increase the VIE and its subsidiaries’ costs, decrease the VIE and its subsidiaries’ revenues and disrupt the VIE and its subsidiaries’ business.

The overall agricultural industry is susceptible to commodity price changes and we, along with the VIE and its subsidiaries’ food manufacturing customers and grower customers, are exposed to market risks from changes in commodity prices.

Changes in the prices of certain commodity products could result in higher overall cost along the agricultural supply chain, which may negatively affect the VIE and its subsidiaries’ ability to commercialize the VIE and its subsidiaries’ products We will be susceptible to changes in costs in the agricultural industry as a result of factors beyond the VIE and its subsidiaries’ control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. As a result, we may not be able to anticipate or react to changing costs by adjusting the VIE and its subsidiaries’ practices, which could cause operating results to deteriorate.

The VIE and its subsidiaries’ operations are subject to various health and environmental risks associated with the VIE and its subsidiaries’ use, handling and disposal of potentially toxic materials.

We are subject to numerous federal, state, local and foreign environmental, health and safety laws and regulations, including those governing laboratory procedures, the handling, use, storage, treatment, manufacture and disposal of wastes, discharge of pollutants into the environment and human health and safety matters.

Although there are no hazardous substances in the raw materials used by us that will affect and damage the company’s employees, factory, other property and the environment. The safety of raw materials is also one of the requirements when applying for the fertilizer registration certificate. We cannot completely eliminate the risk of contamination or discharge and any resultant injury from these materials. If these risks were to materialize, we could be subject to fines, liability, reputational harm or otherwise adverse effects on the VIE and its subsidiaries’ business. We may be sued for any injury or contamination that results from the VIE and its subsidiaries’ use or the use by third parties of these materials, or may otherwise be required to remedy the contamination, and the VIE and its subsidiaries’ liability may exceed any insurance coverage and the VIE and its subsidiaries’ total assets. Furthermore, compliance with environmental, health and safety laws and regulations may be expensive and may impair the VIE and its subsidiaries’ Research & Development efforts. If we fail to comply with these requirements, we could incur substantial costs and liabilities, including civil or criminal fines and penalties, clean-up costs or capital expenditures for control equipment or operational changes necessary to achieve and maintain compliance. In addition, we cannot predict the impact on the VIE and its subsidiaries’ business of new or amended environmental, health and safety laws or regulations or any changes in the way existing and future laws and regulations are interpreted and enforced. These current or future laws and regulations may impair the VIE and its subsidiaries’ research, development or production efforts.

Failure to maintain or enhance the VIE and its subsidiaries’ brands or image could have a material and adverse effect on the business and results of operations.

We believe the VIE and its subsidiaries’ brands are associated with a well-recognized, integrated fertilizers company in the local markets in which it operates, with consistent high-quality products for end customers in China. the VIE and its subsidiaries’ brands are integral to the VIE and its subsidiaries’ sales and marketing efforts. The VIE and its subsidiaries’ continued success in maintaining and enhancing the VIE and its subsidiaries’ brand and image depends to a large extent on the VIE and its subsidiaries’ ability to satisfy customer needs by further developing and maintaining quality of services across the VIE and its subsidiaries’ operations, as well as the VIE and its subsidiaries’ ability to respond to competitive pressures. If we are unable to satisfy customer needs or if our public image or reputation are otherwise diminished, the VIE and its subsidiaries’ business transactions with the VIE and its subsidiaries’ customers may decline, which could, in turn, adversely affect the VIE and its subsidiaries’ results of operations.

Any failure to protect the VIE and its subsidiaries’ trademarks and other intellectual property rights could have a negative impact on the VIE and its subsidiaries’ business.

We believe the VIE and its subsidiaries’ intellectual property rights are critical to the VIE and its subsidiaries’ success. Any unauthorized use of the VIE and its subsidiaries’ intellectual property rights could harm the VIE and its subsidiaries’ competitive advantages and business. Implementation of Chinese intellectual property-related laws have historically been lacking, primarily because of ambiguities in Chinese laws and enforcement difficulties. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other western countries. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of the VIE and its subsidiaries’ proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm the VIE and its subsidiaries’ business and competitive position. If we are unable to adequately protect the VIE and its subsidiaries’ brand, trademarks and other intellectual property rights, we may lose these rights and the VIE and its subsidiaries’ business may suffer materially.

Our outstanding long-term loan and other financing arrangement payable may adversely affect our available cash flow and our ability to operate our business.

As of December 31, 2023 and 2022, our current portion of long-term debt were $773,039 and $1,039,243 respectively. We also have advances from related parties (Mr. Lirong Wang, Ms. Xueying Sheng and Mr. Guohua Lin) for working capital of the Company which are due on demand, non-interest bearing, and unsecured. For further information, see “Related Party Transactions.”

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

Increases in labor costs in the PRC may adversely affect the VIE and its subsidiaries’ business and the VIE and its subsidiaries’ profitability.

China’s economy has experienced increases in labor costs in recent years. China’s overall economy and the average wage in China is expected to continue to grow. The average wage level for the VIE and its subsidiaries’ employees has also increased in recent years. We expect that the VIE and its subsidiaries’ labor costs, including wages and employee benefits, will continue to increase. Unless we are able to pass on these increased labor costs to the VIE and its subsidiaries’ customers by increasing prices for the VIE and its subsidiaries’ products or services, the VIE and its subsidiaries’ profitability and results of operations may be materially and adversely affected.

In addition, we have been subject to stricter regulatory requirements in terms of entering into labor contracts with the VIE and its subsidiaries’ employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefit of the VIE and its subsidiaries’ employees. Pursuant to the PRC Labor Contract Law, or the Labor Contract Law, that became effective in January 2008 and its implementing rules that became effective in September 2008 and its amendments that became effective in July 2013, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of the VIE and its subsidiaries’ employees or otherwise change the VIE and its subsidiaries’ employment or labor practices, the Labor Contract Law and its implementation rules may limit the VIE and its subsidiaries’ ability to effect those changes in a desirable or cost-effective manner, which could adversely affect the VIE and its subsidiaries’ business and results of operations. Besides, pursuant to the Labor Contract Law and its amendments, dispatched employees are intended to be a supplementary form of employment and the fundamental form should be direct employment by enterprises and organizations that require employees. Further, it is expressly stated in the Interim Provisions on Labor Dispatch that became effective on March 1, 2014 that the number of seconded employees an employer uses may not exceed 10% of its total labor force and the employer has a two-year transition period to comply with such requirement. The VIE and its consolidated subsidiaries and consolidated branch offices used seconded employees for their principal business activities. The transition period ended on February 29, 2016, and those PRC subsidiaries have taken steps to decrease the number of seconded employees. If the relevant PRC subsidiaries are deemed to have violated the limitation on the use of seconded employees under the relevant labor laws and regulations, we may be subject to fines and incur other costs to make required changes to the VIE and its subsidiaries’ current employment practices.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that the VIE and its subsidiaries’ employment practice does not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to the VIE and its subsidiaries’ employees and the VIE and its subsidiaries’ business, and the VIE and its subsidiaries’ financial condition and results of operations could be materially and adversely affected.

We may be liable for improper use or appropriation of personal information provided by the VIE and its subsidiaries’ customers.

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

We expect to obtain information about various aspects of operations as well as regarding the VIE and its subsidiaries’ employees and third parties. We also maintain information about various aspects of operations as well as regarding the VIE and its subsidiaries’ employees. The integrity and protection of the VIE and its subsidiaries’ customer, employee and company data is critical to the VIE and its subsidiaries’ business. The VIE and its subsidiaries’ customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

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

On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. Since these statements and regulatory actions by the PRC government are newly published, their interpretation, application and enforcement of unclear and there also remains significant uncertainty as to the enactment, interpretation and implementation of other regulatory requirements related to overseas securities offerings and other capital markets activities,; our ability to offer, or continue to offer, securities to investors would be potentially hindered and the value of our securities might significantly decline or be worthless, by existing or future laws and regulations relating to its business or industry or by intervene or interruption by PRC governmental authorities, if we or our subsidiaries (i) do not receive or maintain such filings, permissions or approvals required by the PRC government, (ii) inadvertently conclude that such filings, permissions or approvals are not required, (iii) applicable laws, regulations, or interpretations change and we are required to obtain such filings, permissions or approvals in the future, or (iv) any intervention or interruption by PRC governmental with little advance notice.

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

Muliang Viagoo is a holding company incorporated in Nevada. As a holding company with no material operations of our own, we conduct a substantial majority of operations in the People’s Republic of China, or “PRC” or “China,” though the variable interest entity, Shanghai Muliang and its subsidiaries. We receive the economic benefits of the VIE and its subsidiaries’ business operations through certain contractual arrangements. Investors in our common shares offered in our future offerings are purchasing shares of the U.S. holding company and not shares of the VIE and its subsidiaries in China that are conducting the business operations. For a description of the VIE contractual arrangements, see “Corporation History and Structure-Contractual Arrangements.”

The VIE contributed 100% of the Company’s revenue for the years ended December 31, 2023. As of December 31, 2023 and 2022, the VIE accounted for 100% and 99% of the consolidated total assets and total liabilities of the Company respectively.

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

In the opinion our PRC legal counsel, each of the contractual arrangements among our WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. However, our PRC legal counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the opinion of our PRC legal counsel. In addition, it is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our corporate structure and contractual arrangements are deemed by the MIIT or the MOFCOM or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our VATS business. Furthermore, if we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of our WFOE or the VIE;

●	discontinuing or placing restrictions or onerous conditions on operations through any transactions among our WFOE, the VIE and its subsidiaries;

●	imposing fines, confiscating the income from our WFOE, the VIE or its subsidiaries, or imposing other requirements with which we or the VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	shutting down our servers or blocking our app/websites;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over the VIE; or

●	restricting or prohibiting our use of the proceeds of any future offerings to finance our business and operations in China.

●	taking other regulatory or enforcement actions against us that could be harmful to our business.

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

We have relied and expect to continue relying on contractual arrangements with the VIE and their shareholders to operate our business in China. The revenues contributed by the VIE and their subsidiaries constituted substantially 100% of our net revenue for the year of 2023.

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

As of the date of this report, we are not aware any conflicts between the shareholders of the VIE and us. However, the shareholders of the VIE may have actual or potential conflicts of interest with us in the future. These shareholders may refuse to sign or breach, or cause the VIE to breach, or refuse to renew, the existing contractual arrangements we have with them and the VIE, which would have a material and adverse effect on our ability to effectively control the VIE and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with the VIE to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor, particularly given the relatively large number of shareholders that Shanghai Muliang Industry Co., Ltd. and Shanghai Zongbao and Shanghai Zongbao Environmental Construction Co., Ltd., two of the VIE, has. Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

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

Item 1C. Cybersecurity

Risk Management

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect our data’s confidentiality, integrity, and availability. We have implemented, including testing software and our computer systems, our facilities, systems and procedures, from cybersecurity threats. We assess risks arising from cybersecurity threats against our information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic assessments to identify such cybersecurity threats.

Governance

Management is responsible for identifying and assessing material risks for the business on an ongoing basis, including in relation to cybersecurity. Our Chief Executive Officer oversees our information technology department which monitors the prevention, detection, mitigation, and remediation of cyber incidents, if any.

We have not encountered cybersecurity risks, threats, or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the financial year ended December 31, 2023.

Item 2. Properties.

Our principal executive office is located at 2498 Wanfeng Highway, Lane 181, Fengjing Town, Jinshan District, Shanghai, China, and our telephone number is (86) 21-67355092. The office space belongs to our President and Chief Executive Officer, Mr. Lirong Wang, who allows us to use the space for free.

Property, plant and equipment as of December 31, 2023 and 2022 consisted of:

	December 31,	December 31,
	2023	2022
Building	$2,732,322	$2,795,874
Operating equipment	2,670,949	2,740,527
Vehicle	80,169	82,034
Office equipment	20,410	78,714
Construction in progress	2,989,470	2,876,250
	8,493,320	8,573,399
Less: Accumulated depreciation	(3,208,603)	(2,951,802)
	$5,284,717	$5,621,597

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

PRC Regulations

The operation in China is subject to a number of PRC laws and regulations. This section summarizes all material PRC laws and regulations relevant to the VIE and its subsidiaries’ business and operations in China and the key provisions of such regulations.

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

All of the VIE and its subsidiaries’ fertilizer products currently have valid five-year fertilizer licenses that are renewable upon the expiration date in the year of 2022 and 2025.

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

In November 2011, the MOF and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. In May and December 2013 and April 2014, the MOF and the State Administration of Taxation promulgated Circular 37, Circular 106 and Circular 43 to further expand the scope of services which are to be subject to Value-Added Tax, or VAT, instead of business tax. Pursuant to these tax rules, from August 1, 2013, VAT will be imposed to replace the business tax in certain service industries, including technology services and advertising services, on a nationwide basis. The VAT rate shall be 17% for sale or importation of goods by a taxpayer. But, unlike business tax, a taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

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

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions, which may have a material adverse effect on the VIE and its subsidiaries’ business, financial condition or results of operations.

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

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we can comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on the VIE and its subsidiaries’ business, operations and financial condition.

While we take various measures to comply with all applicable data privacy and protection laws and regulations, the VIE and its subsidiaries’ current security measures and those of the VIE and its subsidiaries’ third-party service providers may not always be adequate for the protection of the VIE and its subsidiaries’ company, employee or third party data. We may be a target for computer hackers, foreign governments or cyber terrorists in the future.

Unauthorized access to v proprietary internal and third party data may be obtained through break-ins, sabotage, breach of the VIE and its subsidiaries’ secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of the VIE and its subsidiaries’ third party service providers, or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage the VIE and its subsidiaries’ proprietary internal and third party data change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

Unauthorized access to the VIE and its subsidiaries’ proprietary internal and third party data may also be obtained through inadequate use of security controls. Any of such incidents may harm the VIE and its subsidiaries’ reputation and adversely affect the VIE and its subsidiaries’ business and results of operations. In addition, we may be subject to negative publicity about the VIE and its subsidiaries’ security and privacy policies, systems, or measurements. Any failure to prevent or mitigate security breaches, cyber-attacks or other unauthorized access to the VIE and its subsidiaries’ systems or disclosure of third party data, including their personal information, could result in loss or misuse of such data, interruptions to the VIE and its subsidiaries’ service system, loss of confidence and trust in the VIE and its subsidiaries’ company, impairment of the VIE and its subsidiaries’ technology infrastructure, and harm the VIE and its subsidiaries’ reputation and business, resulting in significant legal and financial exposure and potential lawsuits.

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

As of the date of this Annual Report on Form 10-K, Muliang Viagoo, WFOE, the VIE and its subsidiaries are not required to obtain any other permissions or approvals from any Chinese authorities to operate its business. However, applicable laws and regulations may be tightened, and new laws or regulations may be introduced to impose additional government approval, license and permit requirements. If we or our subsidiaries fail to obtain and maintain such approvals, licenses, or permits required for the VIE and its subsidiaries’ business, inadvertently conclude that such approval is not required, or respond to changes in the regulatory environment, we or our subsidiaries could be subject to liabilities, penalties and operational disruption, which may materially and adversely affect the VIE and its subsidiaries’ business, operating results, financial condition and the value of our ordinary shares, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

On August 8, 2006, six PRC regulatory agencies, including the CSRC promulgated the M&A Rules, which took effect on September 8, 2006 and were amended on June 22, 2009. The M&A Rules, among other things, require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC domestic enterprises or individuals to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. In September 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC. Although (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours are subject to the M&A Rules; and (ii) when we set up our offshore holding structure, Muliang Viagoo was a then-existing foreign-invested entity and not a PRC domestic company as defined under the M&A Rules; the interpretation and application of the regulations are subject to change, and our future offerings may ultimately require approval from the CSRC. If CSRC approval is required, it is uncertain whether it would be possible for us to obtain the approval and any failure to obtain or delay in obtaining CSRC approval for any future offerings would subject us to sanctions imposed by the CSRC and other PRC regulatory agencies.

The M&A Rules, and other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For example, the M&A Rules require that MOFCOM shall be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand.

In addition, according to the Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors issued by the General Office of the State Council on February 3, 2011 and which took effect 30 days thereafter, the Rules on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors issued by the MOFCOM on August 25, 2011 and which took effect on September 1, 2011, mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the regulations prohibit any activities attempting to bypass such security review, including by structuring the transaction through a proxy or contractual control arrangement.

On July 6, 2021, the relevant PRC government authorities issued Opinions on Strictly Cracking Down Illegal Securities Activities in accordance with the Law, which emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

On February 17, 2023, the CSRC promulgated the Trial Measures along with its five supporting guidelines, which became effective on March 31, 2023. According to the Trial Measures, among other requirements, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfil the filing procedures with the CSRC; if a domestic company fails to complete the filing procedure, such domestic company may be subject to administrative penalties; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating subsidiaries of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited combined financial statements for the same period; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and such filings shall be submitted to the CSRC within three business days after the submission of the overseas offering and listing application.

On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; and (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements.

On February 24, 2023, the CSRC, MOF, National Administration of State Secrets Protection and National Archives Administration of China promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Archives Rules, which took effect on March 31, 2023. Pursuant to the Archives Rules, domestic companies that seek for overseas offering and listing shall strictly abide by applicable laws and regulations of the PRC and the Archives Rules, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. Such domestic companies shall not leak any state secret and working secret of government agencies, or harm national security and public interest. Furthermore, a domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals or entities including securities companies, securities service providers and overseas regulators, any document and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level. Moreover, a domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals and entities including securities companies, securities service providers and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. The Archives Rules also stipulate that a domestic company that provides accounting archives or copies of accounting archives to any entities including securities companies, securities service providers and overseas regulators and individuals shall fulfill due procedures in compliance with applicable national regulations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the OTC Markets under the symbol “MULG,” however, there is no active public trading market for our common stock. We had 19,251,657 shares of common stock issued and outstanding as of December 31, 2023.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2023
First Quarter	$14.00	$14.00
Second Quarter	14.00	10.00
Third Quarter	10.00	10.00
Fourth Quarter	10.00	2.55

Fiscal Year Ended December 31, 2022
First Quarter	$14.00	$14.00
Second Quarter	$14.00	$14.00
Third Quarter	$14.00	$14.00
Fourth Quarter	$14.00	$14.00

Fiscal Year Ended December 31, 2021
First Quarter	$14.00	$14.00
Second Quarter	$14.00	$14.00
Third Quarter	$14.00	$14.00
Fourth Quarter	$14.00	$14.00

Holders of Capital Stock

As of December 31, 2023, we had 1,033 holders of our common stock and 1 holder of our Series A Preferred Stock.

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

Overview

We primarily engage in the manufacturing and distribution of organic fertilizer and the sales of agricultural products in the PRC. The VIE and its subsidiaries’ organic fertilizer products are sold under the VIE and its subsidiaries’ brand names “Zongbao,” “Fukang,” and “Muliang.”

Through patented technology, the operation processes crop straw (including corn, rice, wheat, cotton, and other crops) into high quality organic nutritious fertilizers that are easily absorbed by crops in three hours. Straws are common agricultural by-products. In PRC, farmers usually remove the straw stubble that remains after grains, by burning them in order to continue farming on the same land. These activities have resulted in significant air pollution, and they damage the surface structure of the soil with loss of nutrients. We turn waste into treasure by transforming the straws into organic fertilizer, which also effectively reduces air pollution. The organic straw fertilizer we produce does not contain the heavy metals, antibiotics and harmful bacteria that are common in the traditional manure fertilizer. The VIE and its subsidiaries’ fertilizers also provide optimum levels of primary plant nutrients, including multi-minerals, proteins, and carbohydrates that promote the healthiest soils capable of growing healthy crops and vegetables. It can effectively reduce the use of chemical fertilizers and pesticides as well as reduce the penetration of large chemical fertilizers and pesticides into the soil, thus avoiding water pollution. Therefore, the VIE and its subsidiaries’ fertilizer can effectively improve the fertility of soil, and the quality and safety of agricultural products.

We generated the VIE and its subsidiaries’ revenue mainly from the VIE and its subsidiaries’ organic fertilizers, which accounted for approximately 100.0% and 93.2% of the VIE and its subsidiaries’ total revenue for the years ended December 31, 2023 and 2022, respectively. We currently have one integrated factories in Weihai City, Shandong Province, PRC to produce the VIE and its subsidiaries’ organic fertilizers, which have been in operations since August 2015. We plan to improve the technology for the VIE and its subsidiaries’ existing organic straw fertilizer production lines in the following aspects: (i) adopt more advanced automatic control technology for raw material feed to shorten the processing time of raw material, and (ii) manufacture powdered organic fertilizer instead of granular organic fertilizer production in order to avoid the drying and cooling process, as such will increase the VIE and its subsidiaries’ production capacity.

In addition, there are plans to engage in the processing and distribution of black goat products, with business commencing in June 2024. We are currently constructing a deep-processing slaughterhouse and processing plant which is expected to have the capacity of slaughtering 200,000 black goats per year in Chuxiong City, Yunnan Province, in China. The VIE and its subsidiaries’ black goat processing products including goat rib lets, goat loin roast, goat loin chops, goat rack, goat leg, goat shoulder, goat leg shanks, ground goat, goat stew meat, whole goat, half goat, lamb viscera, etc. We expect to start generating revenue from the black goat products in 2024.

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

As a result of the COVID-19 outbreak in December 2019 and continuing through 2020, 2021 and 2022, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2022  with potential continuing impacts in 2023, including but not limited to the material adverse impact on the Company’s revenues as result of the suspension of operations and decline in demand by the Company’s customers.

Though the global outbreak and spread of the novel strain of coronavirus (COVID-19) came to an  end in November 2022, we are still taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, the VIE and its subsidiaries’ business (including but not limited to the VIE and its subsidiaries’ employees, customers, other business partners, the VIE and its subsidiaries’ manufacturing capabilities and capacity and the VIE and its subsidiaries’ distribution channels) posed by its spread and the governmental and community reactions thereto.

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

The disposition was finalized on January 1, 2023, marking the company's exit from the logistics sector to concentrate on its fertilizer business.

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $1,744,135 and $3,965,137 as of December 31, 2023 and 2022, respectively. Our cash balances as of December 31, 2023 and December 31, 2022 were $1,389 and $8,122, respectively. We had current liability of $4,842,594 at December 31, 2023 which would be due within the next 12 months. In addition, we had working capital of $9,705,866 and $8,112,564 at December 31, 2023 and 2022, respectively.

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

Details financial information of the VIE Entities, are set forth below:

	As of December 31, 2023	As of December 31, 2022

Current assets	$14,548,442	$17,355,485
Non-current assets	7,596,743	7,698,043
Total Assets	22,145,185	25,053,528
Current liabilities	4,823,664	8,203,733
Non-current liabilities	23,112	67,573
Total liabilities	4,846,776	8,271,306
Total shareholders’ equity	$17,298,409	$16,782,222

	For the years ended December 31,
	2023	2022
Net income	$849,427	$3,190,198
Net cash used in operating activities	(934,408)	(1,316,756)
Net cash used in investment activities	(178,527)	(126,208)
Net cash provided by financing activities	$375,866	$1,444,460

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

Discontinued operation

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-1E to be classified as discontinued operations. When all of the criteria to be classified as discontinued operations are met, including management having the authority to approve the action and committing to a plan to sell the entity or the components, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from the balances of the continuing operations. At the same time, the results of discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

As of December 31, 2023, Viagoo is no longer consolidated scope due to the dispose in January 2023. For financial information related to the discontinued operations.

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

Accounts Receivable

Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses. The Company adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2021 using a modified retrospective approach. The Company also adopted this guidance to other receivables. To estimate expected credit losses, the Company has identified the relevant risk characteristics of its customers and the related receivables. The Company considers the past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors) and changes in the Company’s customer collection trends. The allowance for credit losses and corresponding receivables were written off when they are determined to be uncollectible.

Inventory Valuation

We value the VIE and its subsidiaries’ fertilizer inventories at the lower of cost, determined on a weighted average basis, and net realizable value (the estimated market price). Substantially all inventory expenses, packaging and supplies are valued by the weighted average method.

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

Recent Accounting Pronouncement

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The update also requires certain additional disclosures for equity securities subject to contractual sale restrictions. The amendments in this update are effective for the Group beginning January 1, 2024 on a prospective basis. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-01, "Lease (Topic 842): Common Control Arrangements". This update provides guidance on the accounting for lease arrangements between entities under common control. The Company has adopted this standard effective January 1, 2023, and has evaluated its existing lease arrangements to ensure compliance with the new guidance. The adoption of ASU 2023-01 is expected to enhance the transparency and consistency of lease accounting within the Company's financial statements, providing stakeholders with clearer insights into the implications of common control lease arrangements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

We are principally engaged in the organic fertilizer manufacture and distribution business in the PRC, which account for 100% of our total revenue for the year ended December 31, 2023.

As a result of the COVID-19 outbreak in December 2019 and continuing in the year of 2020, 2021, and 2022, the Company’s businesses, results of operations, financial position and cash flows were adversely affected in 2022. However, the COVID-19 came to an end in November 2022 in China. And we expected to make progress in revenue for the coming years.

Operating Results for the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022	Variance
	$	$	$	%
Revenues-fertilizer	8,656,862	11,049,883	(2,393,021)	-21.7%
Subtoal of revenue	8,656,862	11,049,883	(2,393,021)	-21.7%
Cost-fertilizer	5,353,549	6,358,418	(1,004,869)	-15.8%
Subtotal of cost	5,353,549	6,358,418	(1,004,869)	-15.8%
Gross profit	3,303,313	4,691,465	(1,388,152)	-29.6%
Gross margin	38.2%	42.5%
Operating expenses:
General and administrative expenses	421,570	399,167	22,403)	5.6%
Selling expenses	11,941	318,087	(306,146)	-96.2%
Provision for expected credit losses	2,402,501	237,191	2,165,310	912.9%
Total operating expenses	2,836,012	954,446	1,881,566	197.1%
Income from operations	467,301	3,737,019	(3,269,718)	-87.5%
Other income (expense):
Interest Income	12	-	12	N/A
Interest expense	(77,209)	(124,730)	47,521	-38.1%
Other income (expense), net	433,524	10,534	422,990	4015.4%
Total other income(expense)	356,327	(114,196)	470,523	-412.0%
Income before income taxes	823,628	3,622,824	(2,799,196)	-77.3%
Income taxes expense (benefit)	(25,799)	432,626	(458,425)	-106.0%
Net income from continuing operations	849,427	3,190,198	(2,340,771)	-73.4%

Revenue.

Revenue for fertilizer decreased from $11,049,883 for the year ended December 31, 2022 to $8,656,862 for the year ended December 31, 2023, which represented a decrease of $2,393,021, or approximately 21.7%. The sluggish economic situation and consumer market have also reduced the demand for organic fertilizers.

Cost of sales

Cost of sales for fertilizer decreased from $6,358,418 for the year ended December 31, 2022 to $5,353,549 for the year ended December 31, 2023, which represented a decrease of approximately $1,004,869, or 15.8%. The decrease in cost of revenue was in line with the decrease in revenue.

The cost of sales represents the manufacturing costs and transportation costs incurred during the production process.

Gross profit

The gross profit for fertilizer decreased from $4,691,465 for the year ended December 31, 2022 to gross profit of $3,303,313 for the year ended December 31, 2023. The gross margin decreased from 42.5% for the year ended December 31, 2022 to 38.2% for the year ended December 31, 2023. The reduced gross margin was due to the weak demand for organic fertilizer after the COVID-19, which also reduced the selling price of our products.

Expenses.

We incurred $11,941 in selling expenses for the year ended December 31, 2023, compared to $318,087 for the year ended December 31, 2022. We incurred $421,570 in general and administrative expenses for the year ended December 31, 2023, compared to $399,167 for the year ended December 31, 2022. Total selling, general and administrative expenses decreased by $283,744, or 39.6% for the year ended December 31, 2023 as compared to the same period in 2022. Our selling expenses decreased by $306,146 and our general and administrative expenses increased by $22,403. The decrease in general and administrative expenses was due to the sale of Viagoo on January 1, 2023. We expect our general and administrative expense to increase for the next year, if we successfully complete our public offering.

Interest expense

We incurred $77,209 in interest expense during the year ended December 31, 2023, compared with interest expense of $124,730 for the year ended December 31, 2022. The decreased interest expense reflects the decreased loan balance as of December 31, 2023.

Net Income from continuing operations

Our net income from continuing operations was $849,427 for the year ended December 31, 2023, compared with net income from continuing operations of $3,190,198 for the year ended December 31, 2022, representing a decrease  of $2,340,771, or 73.4%. The significant decrease in net income from continuing operations was mainly due to the provision for expected credit losses of $2,402,501 taken for account receivable for the year ended December 31, 2023.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2023 and December 31, 2022 our working capital was $9,705,866 and $8,112,564, respectively. The improvement in our working capital deficit was reflecting faster decrease in our current liability, especially the significant decrease in account payable and accrued liability balance.

We have financed operations over the years ended December 31, 2023 and 2022 primarily through proceeds from stock issuance and advances from related parties, and net cash inflow from operations.

The components of cash flows are discussed below:

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(934,408)	$(1,302,022)
Net cash used in investing activities	(178,527)	(126,208)
Net cash provided by financing activities	375,866	1,444,460
Exchange rate effect on cash	730,336	19,070
Net cash inflow (outflow)	$(6,733)	$35,300

Cash used in Operating Activities

Net cash used in operating activities was $934,408 for the year ended December 31, 2023. Cash used in operating activities for the year ended December 31, 2023 consisted primarily of a decrease of $2,237,495 in other payable, an increase of $1,926,608 in account receivable, and a decrease of $963,371 in account payable, which was offset by the net income of $1,838,281, depreciation and amortization  of $795,232, provision for expected credit losses of $2,402,501, and amortization of right of use assets of $56,270.

Net cash used in operating activities was $1,302,022  for the year ended December 31, 2022. Cash used in operating activities for the year ended December 31, 2022 consisted primarily of an increase of $1,589,257 in account receivable, an increase of $1,592,071 in other receivable, and a decrease of $5,303,952 in account payable and accrued liability, which was offset by net income of $2,919,536, depreciation and amortization of $527,193, and a decrease of $2,663,209 in prepayment, and the provision for expected credit losses of $237,191.

Cash used in Investing Activities

Net cash used in investing activities was $178,527 for the year ended December 31, 2023. The investment activity was payments made for construction in progress.

Net cash used in investing activities was $126,208 for the year ended December 31, 2022. The investment activity was payments made for intangible assets.

Cash provided by (used in) Financing Activities

Net cash provided by financing activities was $375,866 for the year ended December 31, 2023. During the year, cash provided by financing activities included proceeds from related parties of $602,090, which were partly offset by repayment of short-term loans of $226,224.

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

Contractual Commitments and Commitments for Capital Expenditure

Contractual Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effect those obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period as of December 31, 2023
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Contractual obligations
Loans	$789,305	$773,039	$16,266	$-	$-
Others	20,070	13,224	6,846	-	-
	$809,375	$786,263	$23,112	$-	$-

Commitments for Capital Expenditure

There is no commitment for capital expenditure as of December 31, 2023.

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
Muliang Viagoo Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muliang Viagoo Technology, Inc., its subsidiaries and its variable interest entities (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts receivable

We assessed the carrying value of accounts receivable as a critical audit matter. As of December 31, 2023, the Company’s accounts receivable balance was quantitatively material to the financial statements as a whole, and the account required challenging, subjective and complex judgment and assumptions regarding the estimation of the net carrying value.

The Company’s accounts receivable is stated at gross receivables less an allowance for expected credit losses based on management assessment of collectability of those balances.

Our principal audit procedures performed to address the net carrying value of the accounts receivables and related provision for expected credit losses included the following:

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

The accounts relevant to this critical audit matter include the accounts receivable, allowance for expected credit losses, and provision for expected credit losses, and the related disclosure in the accompanying note 4 to the financial statements.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since March 15, 2016.

San Mateo, CA

November 20, 2024

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets:

Cash and cash equivalents	$1,389	$8,122
Accounts receivable, net	11,114,319	11,745,426
Inventories	75,408	194,226
Prepayments	3,316,015	3,719,342
Other receivables, net	41,329	1,507,443
Current assets of discontinued operations	-	159,962
Total Current Assets	14,548,460	17,334,522

Long term investment	-	18,526
Property, plant and equipment, net	5,284,717	5,620,528
Land use right assets	1,215,297	1,227,342
Operating lease right of use asset, net	24,799	140,120
Intangible assets, net	-	46,885
Productive biological asset	106,131	382,978
Other assets and deposits	19,348	19,798
Deferred tax asset	946,451	241,866
Other assets of discontinued operations	-	58,887

Total Assets	$22,145,203	$25,091,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current portion of long-term debt	$773,039	$1,039,243
Accounts payable and accrued liability	1,440,741	2,420,204
Advances from customers	223,928	282,978
Operating lease liabilities – current	13,224	56,165
Income tax payable	1,609,873	921,374
Other payables	445,994	2,438,546
Due to related party	335,795	1,045,224
Current liabilities of discontinued operations	-	1,018,224
Total Current Liabilities	4,842,594	9,221,958

Long-term loans	16,266	-
Operating lease liabilities – noncurrent	6,846	67,573
Other liabilities of discontinued operations	-	8,553
Total Liabilities	4,865,706	9,298,084

Commitments and contingencies	-	-

Stockholders’ Equity:
Series A Preferred Stock，$0.0001 par value, 50,000,000 shares authorized (of which 15,000,000 shares are designated as Series A Preferred Stock), 9,500,000 shares issued and outstanding as of December 31, 2023 and 2022.*	950	950
Common stock, $0.0001 par value, 250,000,000 shares authorized, 19,251,657 shares issued and outstanding as of December 31, 2023 and 2022.*	1,925	1,925
Statutory Reserve	40,724	-
Additional paid in capital	18,804,295	19,936,668
Accumulated deficit	(1,744,135)	(3,965,137)
Accumulated other comprehensive income(loss)	63,396	(328,151)
Stockholders’ Equity - Muliang Viagoo Technology Inc. and Subsidiaries	17,167,155	15,646,255
Noncontrolling interest	112,342	147,114
Total Stockholders’ Equity	17,279,497	15,793,369
Total Liabilities and Stockholders’ Equity	$22,145,203	$25,091,453

*	Retroactively restated to reflect the Company’s 1-for-2 reverse share split effective on February 24, 2023.

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2023	2022

Revenues	$8,656,862	$11,049,883
Cost of goods sold	5,353,549	6,358,418
Gross profit	3,303,313	4,691,465
	38.16%	42.46%
Operating expenses:
General and administrative expenses	421,570	399,167
Selling expenses	11,941	318,087
Provision for expected credit losses	2,402,501	237,191
Total operating expenses	2,836,012	954,446

Income from operations	467,301	3,737,019

Other income (expense):
Interest Income	12
Interest expense	(77,209)	(124,730)
Other income (expense), net	433,524	10,534
Total other expense	356,327	(114,196)

Income before income taxes	823,628	3,622,824

Income taxe (benefit)expense	(25,799)	432,626

Net income from continuing operations	849,427	3,190,198

Income from operations of a discontinued component
Loss from discontinued operations, net of applicable income taxes		(270,662)
Gain from disposal of a discontinued component	988,854
Net income (loss) from discontinued operations	988,854	(270,662)

Net Income	1,838,281	2,919,536

Net (loss)income attributable to noncontrolling interest	(761)	8,445
Net income attributable to Muliang Viagoo Technology Inc. common stockholders	1,839,042	2,911,091

Other comprehensive income :
Foreign currency translation adjustment	(352,153)	(1,834,024)

Total Comprehensive income	1,486,128	1,085,512
Total comprehensive (loss)income attributable to noncontrolling interests	(34,772)	3,299
Total comprehensive income attributable to Muliang Viagoo Technology Inc. common stockholders	$1,520,900	$1,082,213

Earnings per common share Basic and diluted*
Continuing operations	0.04	0.17
Discontinued operations	0.05	(0.02)

Weighted average common shares outstanding*
Basic	19,251,657	19,251,657
Diluted	19,251,657	19,251,657

*	Retroactively restated to reflect the Company’s 1-for-2 reverse share split effective on February 24, 2023.

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

	Series A Preferred Stock		Common Stock		Statutory Reserve	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance, December 31, 2021	9,500,000	950	19,251,657	$1,925	-	19,936,668	(6,876,227)	1,500,727	143,814	14,707,857
Net income							2,911,090		8,446	2,919,536
Foreign currency translation adjustment								(1,828,878)	(5,146)	(1,834,024)
Balance, December 31, 2022	9,500,000	950	19,251,657	$1,925	-	19,936,668	(3,965,137)	(328,151)	147,114	15,793,369
Net income							1,839,042		(761)	1,838,281
Deconsolidation of discontinued operations						(1,132,373)	422,684	709,689		-
Statutory Reserve Allocation					40,724		(40,724)			-
Foreign currency translation adjustment								(318,142)	(34,011)	(352,153)
Balance, December 31, 2023	9,500,000	950	19,251,657	$1,925	40,724	18,804,295	(1,744,135)	63,396	112,342	17,279,497

*	Retroactively restated to reflect the Company’s 1-for-2 reverse share split effective on February 24, 2023.

See accompanying notes to consolidated financial statements

 MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,838,281	$2,919,536
Net profit(loss) from discontinued operations	988,854	(270,662)
Net income from continuing operations	849,427	3,190,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	795,232	527,193
Provision for expected credit losses	2,402,501	237,191
Amortization of land use right assets	29,954	31,496
Deferred income tax assets	(709,796)	-
Amortization of Operating lease right of use assets	56,270	68,270
Changes in assets and liabilities:
Accounts receivable	(1,926,608)	(1,589,257)
Inventories	114,357	(72,908)
Prepayment	250,901	2,663,209
Other receivables	(1,959)	(1,592,071)
Accounts payable and accrued payables	(963,371)	(5,303,952)
Advances from customers	(257,982)	10,526
Income tax payable	709,156	432,626
Lease liability	(44,995)	(67,742)
Other payables	(2,237,495)	148,465
Net cash used in operating activities from continuing operations	(934,408)	(1,316,756)
Net cash provided by operating activities from discontinued operations	-	14,734
Net cash used in operating activities	(934,408)	(1,302,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible assets	-	(126,208)
Purchase of Property, plant and equipment, net	(178,527)	-
Net cash used in investing activities from discontinued operations
Net cash used in investing activities	(178,527)	(126,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party	602,090	1,755,885
Repayment of short-term loans	(226,224)	(311,425)
Net cash used in financing activities from discontinued operations
Net cash provided by financing activities	375,866	1,444,460

EFFECT OF EXCHANGE RATE CHANGES ON CASH	730,336	19,070

NET (DECREASE)INCREASE IN CASH	(6,733)	35,300
CASH, BEGINNING OF YEAR	73,313	38,013
CASH, END OF YEAR	$66,580	$73,313

LESS: CASH, CASH EQUIVALENTS AND RESTRICTED CASH FROM DISCONTINUED OPERATIONS	65,191	65,191

CASH, CASH EQUIVALENTS AND RESTRICTED CASH FROM CONTINUING OPERATIONS	1,389	8,122
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Cash paid for interest expense, net of capitalized interest	$6,175	$160,254
Cash paid for income tax	$-	$-

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Long term investment without paying cash	$-	$-
Initial recognition of operating lease right of use asset	$25,875	$-

See accompanying notes to consolidated financial statements

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

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

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved a 5 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock, the change of corporate name from “Mullan Agritech Inc.” to “Muliang Viagoo Inc.”, and the creation of a hundred million (100,000,000) shares of Blank Check Preferred Stock.

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

On October 30, 2019, we filed a Certificate of Designation for Nevada Profit Corporation with the Secretary of State of the State of Nevada to authorize the creation of Series A Preferred Stock. As a result, 30,000,000 shares were designated to be Series A Preferred Stock out of the 100,000,000 shares of blank check preferred stock.

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

On December 16, 2022, the Company entered into a Share Purchase Agreement with Viagoo Inc. (the “Buyer”), pursuant to which the Buyer purchased 100% of the issued and outstanding ordinary shares of Viagoo Pte Ltd., a Singapore private limited liability company and a 100% parent company of NexG Pte. Ltd., and TPS Solutions Hong Kong Limited, from the Company in exchange for a consideration of US$ 5,254,001.20 to be paid to the Company. The Company decided that the transfer of control over Viagoo Pte Ltd. essentially occurred on January 1st, 2023 (See Note 3). As a result, Viagoo's historical operating performance are reported as discontinued operations under the guidance of ASC 205.

Muliang Agritech, Muliang HK, Shanghai Mufeng, Shanghai Muliang, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Yunnan Muliang, Zhonglian, Anhui Muliang, and Maguan are referred to as subsidiaries. The Company and its consolidated subsidiaries are collectively referred to herein as the “Company”, “we” and “us”, unless specific reference is made to an entity.

The consolidated financial statements were prepared assuming that the Company has controlled Muliang HK and its intermediary holding companies, operating subsidiaries, and variable interest entities: Shanghai Mufeng, Shanghai Muliang, Shanghai Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Heilongjiang, Anhui Muliang, Maguan, and Agritech Development, from the first period presented. The transactions detailed above have been accounted for as reverse takeover transaction and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and Muliang HK (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded for these transactions. As a result of this transaction, the Company is deemed to be a continuation of the business of Muliang HK, Shanghai Mufeng, and Shanghai Muliang.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (CONTINUED)

Liquidity

As reflected in the accompanying consolidated financial statements, we had net accumulated deficit of $1,744,135 and $3,965,137 as of December 31, 2023 and December 31, 2022, respectively. Our cash balances as of December 31, 2023 and December 31, 2022 were $1,389 and $8,122, respectively. We had current liability of $4,842,594 at December 31, 2023 which would be due within the next 12 months. In addition, we had net working capital of $9,705,866 and $8,112,564 at December 31, 2023 and 2022, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Details financial information of the VIE Entities, are set forth below:

	As of December 31, 2023	As of December 31, 2022

Current assets	$14,548,442	$17,244,572
Non-current assets	7,596,743	7,698,043
Total Assets	22,145,185	24,942,615
Current liabilities	4,823,664	7,967,596
Non-current liabilities	23,112	67,573
Total liabilities	4,846,776	8,035,169
Total shareholders’ equity	$17,298,409	$16,907,446

	For the years ended December 31,
	2023	2022
Net income from continuing operations	$849,427	$3,190,198
Net cash used in operating activities	(934,408)	(1,316,756)
Net cash used in investment activities	(178,527)	(126,208)
Net cash provided by financing activities	$375,866	$1,444,460

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the historical carrying amount net of allowance for expected credit losses. The Company adopted ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” on January 1, 2021 using a modified retrospective approach. The Company also adopted this guidance to other receivables. To estimate expected credit losses, the Company has identified the relevant risk characteristics of its customers and the related receivables. The Company considers the past collection experience, current economic conditions, future economic conditions (external data and macroeconomic factors) and changes in the Company’s customer collection trends. The allowance for credit losses and corresponding receivables were written off when they are determined to be uncollectible.

Inventories

Inventories, consisting of raw materials, work in process, and finished goods related to the Company’s products are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products. Cost of inventory are determined using the weighted average method. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method.

Prepayments

Prepayments are mainly funds deposited for future raw material purchases. The Company’s certain vendors require deposits as a guarantee that the Company will complete its purchases on a timely basis as well as securing the current agreed upon purchase price. Prepayments are short-term in nature. Advance to suppliers is reviewed periodically to determine whether its carrying value has become impaired. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and impairment loss, if any, and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimated useful lives of the Company’s assets are as follows:

Useful Life
Building	20 years
Operating equipment	5-10 years
Vehicle	3-5 years
Office equipment	3-20 years

Land Use Right Assets

According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are initially measured at cost, which includes the purchase price and any directly attributable costs necessary to prepare the asset for its intended use. The land use rights have a finite useful life and are amortized on a straight-line basis over their estimated useful life, which is typically determined by the statutory duration based on the land's intended use.

Estimated useful lives of land use right assets are as follows:

Useful Life
Land use rights	50 years

Intangible Assets

Included in the intangible assets is non-patented technology. Useful life for non-patented technology refers to the period during which economic benefits can be generated. Intangible assets are being amortized using the straight-line method over their lease terms or estimated useful life.

Estimated useful lives of the Company’s intangible assets are as follows:

Useful Life
Non-patented technology	10 years

The Company carries intangible assets at cost less accumulated amortization and impairment, if any. In accordance with US GAAP, the Company examines the possibility of decreases in the value of intangible assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Productive Biological Asset

Biological assets of the Company consist of apple tree saplings and associated plantation costs. These assets are cultivated by the Company and include costs incurred from the planting of seedlings until they reach maturity, typically within 3 years. Biological assets are measured at average cost and recorded at the lower of cost or net realizable value. Any impairment losses are recognized when the net realizable value falls below the recorded cost. Upon commencement of commercial production, accumulated costs will be depreciated over the estimated useful life of the farmland. The estimated production life for apple tree is ten years, and the costs are depreciated without a residual value. Expenses incurred maintaining apple trees during the growth cycle until seedling apple trees or grafted varieties are fruited are capitalized into inventory and included in Work In Process-apple orchard, a component of inventories.

Depreciation expenses pertaining to apple trees will be included in inventory costs for those apples to be sold and ultimately become a component of cost of goods sold. Similar to other assets, the failure of the VIE and its subsidiaries’ apple trees to be serviceable over the entirety of their anticipated useful lives or to be sold at their anticipated residual value will negatively impact operating results.

Estimated useful lives of apple trees is as follows:

Useful Life
Apple orchard	10 years

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge of long-lived assets  for the years ended December 31, 2023 and 2022.

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

Revenue for the sale of products is derived from contracts with customers, which primarily include the sale of fertilizer products. The Company’s sales arrangements do not contain variable consideration. Instead, the Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied, and control of the products has been transferred to the customer. For the vast majority of the Company’s product sales, the performance obligations and control of the products transfer to the customer when products are delivered and customer acceptance is made.

Cost of Goods Sold

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accumulated Other Comprehensive Income

Comprehensive income comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. The Company’s comprehensive income consist of net income and gain(loss) from foreign currency translation adjustments.

Foreign Currency Translation

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income/loss. The translation adjustment for the years ended December 31, 2023 and 2022 was loss of $352,153 and $1,823,732, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

For business in China, asset and liability accounts at December 31, 2023 and 2022 were translated at 7.0698 RMB to $1 USD and 6.9091 RMB to $1 USD, respectively, which were the exchange rates on the balance sheet dates. The average translation rates applied to the statements of income and cash flow for the years ended December 31, 2023 and 2022 were 7.0727 RMB and 6.7264 RMB to $1 USD, respectively.

For business in Singapore, asset and liability accounts at December 31, 2022 was translated at 1.3446 SGD to $1 USD. The average translation rates applied to the statements of income and cash flow for the years ended December 31, 2022 was 1.3792 SGD to $1 USD.

Earnings per Share

Basic earnings per share is computed by dividing net income from continuing operations available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Earnings per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at December 31, 2023 and 2022.

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liability, other payable and income taxes payable approximate their fair market value based on the short-term maturity of these instruments.

ASC Topic 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments. The Company choose to measure the long-term loan at amortized cost over the life of the loan.

The following table summarizes the carrying values of the Company’s financial instruments:

	December 31, 2023	December 31, 2022
Current portion of long-term loan	$773,039	$1,039,243
Long-term loan	16,266	-
	$789,305	$1,039,243

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncement

In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The update also requires certain additional disclosures for equity securities subject to contractual sale restrictions. The amendments in this update are effective for the Group beginning January 1, 2024 on a prospective basis. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-01, "Lease (Topic 842): Common Control Arrangements". This update provides guidance on the accounting for lease arrangements between entities under common control. The Company has adopted this standard effective January 1, 2023, and has evaluated its existing lease arrangements to ensure compliance with the new guidance. The adoption of ASU 2023-01 is expected to enhance the transparency and consistency of lease accounting within the Company's financial statements, providing stakeholders with clearer insights into the implications of common control lease arrangements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS

In December 2022, in light of the continued losses of the logistics business, the Board of Directors of the Company approved to withdraw from the logistics business, which only operates in Viagoo Pte Ltd. In December 2022, the Company entered into a Share Purchase Agreement with Viagoo Inc., pursuant to which, the Company agreed to sell all the issued shares of Viagoo Pte Ltd. The disposal transaction was closed on January 1, 2023 and the Company does not expect to have any continuing involvement in the logistics business subsequent to the closing. The disposition of the logistics business represented a strategic shift that has or will have a major effect on the Company’s operations and financial results. As a result, the result of operations for Viagoo Pte Ltd are reported as discontinued operations under the guidance of ASC 205.

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the consolidated balance sheets as of December 31, 2022 is as follow:

December 31, 2022

CURRENT ASSETS:
Cash and cash equivalents	$65,191
Accounts receivable, net	11,184
Other receivables, net	83,588
Total current assets of discontinued operations	159,962

OTHER ASSETS:
Long term investment	10,933
Property, plant and equipment, net	1,069
Land use right assets	46,885
Total other assets of discontinued operations	58,887

Total assets of discontinued operations	$218,849

CURRENT LIABILITIES:
Accounts payable and accrued liability	$1,010,493
Due to Intercompany	180,926
Income tax payable	7,731
Total current liabilities of discontinued operations	1,199,150

OTHER LIABILITIES:
Deferred tax liabilities	8,553
Total other liabilities of discontinued operations	8,553

Total liabilities of discontinued operations	$1,207,703

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

Reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of income and comprehensive income for the years ended December 31, 2023 and 2022.

	For the Years Ended December 31,
	2023		2022

Revenues	$		$803,369
Cost of goods sold			565,299
Gross profit		-	238,070

Operating expenses:
General and administrative expenses			498,655
Selling expenses			5,702
Provision for expected credit losses
Total operating expenses		-	504,356

Loss from operations		-	(266,286)

Other income:			-
Interest Income			-
Interest expense			-
Other income, net			1,884
Total other income		-	1,884

Loss from discontinued operations before income taxes		-	(264,403)

Gain on the sale of discontinued operations before income taxes		988,854

Total income (loss) from discontinued operations before income taxes		988,854	(264,403)

Income taxes expense			6,259

Income (loss) from discontinued operations, net of tax		$988,854	$(270,662)

US GAAP (ASC 810-10-40) provides guidance on “Derecognition” of a previously consolidated entity or entities. Under this guidance, the Company shall account for the deconsolidation of a subsidiary or derecognition of a group of assets specified in ASC 810-10-40-3A by recognizing a gain or loss in net income attributable to the parent, measured as the difference between the combination of:

a) The fair value of:

●	any consideration received. In this case, the Company received no consideration.

●	any retained non-controlling investment in the former subsidiary or group of assets at the date the subsidiary is deconsolidated, or the group of assets is derecognized.

b) The carrying amount of the former subsidiaries assets and liabilities or the carrying amount of the group of assets.

With the above guidance the Company determined that the effect of the deconsolidation of Muliang produced a gain of $988,854, which is a non-cash adjustment.

In addition, the company's receipt of the transaction price is contingent upon Viagoo Inc. completing its next financing transaction. Given the uncertainty surrounding the timing of this transaction , the company has recognized a 100% allowance for the receivable.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS RECEIVABLE,NET

Accounts receivable consisted of the following:

	December 31, 2023	December 31, 2022

Accounts receivable	$15,098,122	$12,838,306
Less: Allowance for expected credit losses	(3,983,803)	(1,092,880)
Total, net	$11,114,319	$11,745,426

The following table present the movement of the allowance for credit losses.

Allowance for credit losses
At December. 31,2021 (Audited)	$1,276,858
Additions	237,191
Effects of currency translation	(421,169)
At December. 31,2022 (Audited)	1,092,880
Additions	2,402,501
Effects of currency translation	488,422
At December. 31,2023 (Audited)	$3,983,803

NOTE 5 - INVENTORIES

Inventories consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$22,010	$47,326
Finished goods	53,398	146,900
Total, net	$75,408	$194,226

NOTE 6 - PREPAYMENTS

The prepayments balance of $3,316,015 and 3,719,342 as of December 31, 2023 and 2022 represents the advances paid to suppliers for the purchase of raw materials to be delivered in the next operating period.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2023 and 2022 consisted of:

	December 31,	December 31,
	2023	2022
Building	$2,732,322	$2,795,874
Operating equipment	2,670,949	2,740,527
Vehicle	80,169	82,034
Office equipment	20,410	77,645
Construction in progress	2,989,470	2,876,250
	8,493,320	8,572,330
Less: Accumulated depreciation	(3,208,603)	(2,951,802)
	$5,284,717	$5,620,528

For the years ended December 31, 2023 and 2022, depreciation expense amounted to $391,969 and $392,654, respectively. Depreciation is not taken during the period of construction or equipment installation. Upon completion of the installation of manufacturing equipment or any construction in progress, construction in progress balances will be classified to their respective property and equipment category.

The construction in progress of $2,989,470 represents the investment of a black goat processing plant located in Shuangbai County, Chuxiong City, Yunnan Province, PRC.

NOTE 8 - LAND USE RIGHT ASSTES

Land use rights, net consist of the following:

	December 31,	December 31,
	2023	2022
Land use rights	$1,437,501	$1,437,501
Less: accumulated amortization	(222,204)	(210,159)
	$1,215,297	$1,227,342

No impairment charge was recorded for the years ended December 31, 2023 and 2022, respectively.

	For the years ended December 31,
	2024	2025	2026	2027	2028	2029 and thereafter
	US$	US$	US$	US$	US$	US$
Amortization expenses	29,966	29,966	29,966	29,966	29,966	1,065,464

NOTE 9 - DEFERRED TAX ASSETS, NET

The components of the deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets, non-current
Deficit carried-forward	$-	$80,474
Allowance for expected credit losses	946,451	161,392
Deferred tax assets	946,451	241,866
Less: valuation allowance	-	-
Deferred tax assets, non-current	$946,451	$241,866

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

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - OPERATING LEASES

The total balance of $24,799 as of December 31, 2023 represents the net value of the office located in Shanghai. The total cost of the operating right-of-use assets is $25,875 and the accumulated amortization is $1,076.

On November 26, 2023, The Company signed a lease agreement for office premises with a lease term from December 1, 2023 to November 30, 2025. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

The Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rates for these leases based primarily on lease terms were 4.75%.

The components of lease costs, lease term and discount rate with respect of corporate offices and employees’ accommodation leases with an initial term of more than 12 months are as follows:

	For the year ended December 31,
	2023	2022
Operating lease cost	$56,270	$68,270

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term - Operating leases	1.92	2.92
Weighted Average Discount Rate - Operating leases	4.75%	4.75%

As of December 31, 2023, the future maturity of lease liabilities is as follows:

For the years ended December 31,	Amount
2024	14,796
2025	6,194
Thereafter	-
Total lease payments	$20,990
Less: imputed interest	(920)
Total	$20,070

NOTE 11 - LOANS

Long-term loan and current portion of long-term loan consisted of the following:

	December 31,	December 31,
	2023	2022
Loan payable to Rushan City Rural Credit Union, annual interest 8.7875%, due by September 18 2024.	$789,305	$1,039,243

Current portion of long-term loans payable	773,039	1,039,243
Long term loans - non-current portion	$16,266	$-

As of December 31, 2023, the Company’s future loan obligations according to the terms of the loan agreement are as follows:

Year 1	$773,039
Year 2	16,266
Total	$789,305

The Company recognized interest expenses of $77,209 and $124,730 for the years ended December 31, 2023 and 2022, respectively.

The loan agreement between Weihai Fukang and Rushan City Rural Credit Union specifies that Mr. Lirong Wang and Mr. Zhongfang Wang serve as guarantors for the loan. Additionally, all properties owned by Weihai Fukang, along with the associated land use rights, have been pledged as collateral.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS EQUITY

Authorized Stock

According to the Certificate of Change filed pursuant to NBS78.209 for Neveda Profit Corporations dated April 16, 2019, the Company authorized 500,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved creation of a hundred million (100,000,000)   shares of Blank Check Preferred Stock, $0.0001 par value.

On April 5, 2019, the Company filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada to reflect the creation of Blank Check Preferred Stock. As a result, the capital stock of the Company consisted of 500,000,000 shares of common stock, $0.0001 par value, and 100,000,000 shares of blank check preferred stock after the filling.

On February 24, 2023, our Board of Directors declared a 2 to 1 reverse stock split of our authorized common stock and Series A Preferred Stock. There was no effect on total stockholders’ equity, and the par value per share of our both common stock and Series A Preferred Stock remains unchanged at $0.0001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

As of December 31, 2023, there were 250,000,000 common shares of the Company authorized, and 50,000,000 preferred shares authorized.

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

NOTE 12 - STOCKHOLDERS EQUITY (CONTINUED)

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

As of December 31, 2023, there were 19,251,657 shares of common stock issued and outstanding.

Blank Check Preferred Stock

On April 4, 2019, the Company’s Board of Directors and majority shareholder approved creation of a hundred million (100,000,000)   shares of Blank Check Preferred Stock, $0.0001 par value. To the fullest extent permitted by the laws of the State of Nevada, as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of the Company. The Company may issue the shares of stock for such consideration as may be fixed by the Board of Directors.

On April 5, 2019, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to authorize the creation of Blank Check Preferred Stock.

On October 30, 2019, 30,000,000 shares were designated to be Series A Preferred Stock out of the 100,000,000   shares of blank check preferred stock.

On February 24, 2023, the Company’s Board of Directors and majority shareholder approved a 2 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock and preferred stock. As a result, 15,000,000 shares were designated to be Series A Preferred Stock out of the 50,000,000 shares of blank check preferred stock.

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

On February 24, 2023, the Company’s Board of Directors and majority shareholder approved a 2 to 1 reverse stock split of all of the issued and outstanding shares of the Company’s common stock and preferred stock. As a result, 15,000,000 shares were designated to be Series A Preferred Stock out of the 50,000,000 shares of blank check preferred stock.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS EQUITY (CONTINUED)

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

NOTE 13 - RELATED PARTY TRANSACTIONS

Due to related parties

Outstanding balance due to Mr. Lirong Wang, Ms. Xueying Sheng and Mr. Guohua Lin below are advances to the Company as working capital. These advances are due on demand, non-interest bearing, and unsecured, unless further disclosed.

	December 31,	December 31,
	2023	2022	Relationship
Mr. Lirong Wang	197,196	897,821	The CEO and Chairman / Actual controlling person
Ms. Xueying Sheng	96,092	102,007	Controller/Accounting Manager of the Company
Mr. Guohua Lin	42,199	45,080	Senior management / One of the Company’s shareholders
Mr. Zhongfang Wang	308	316	Father of Lirong Wang
Total	335,795	1,045,224

For the year ended December 31, 2023, the Company borrowed $815,484 from Mr. Lirong Wang, and repaid $1,516,109.

For the year ended December 31, 2023, the Company borrowed $0 from Mr. Guohua Lin, and repaid $2,881. For the year ended December 31, 2022, the Company borrowed $60,166 from Mr. Guohua Lin, and repaid $73,125.

For the year ended December 31, 2023, the Company borrowed $12,131 from Ms. Xueying Sheng and repaid $5,915.For the year ended December 31, 2022, the Company borrowed $16,530 from Ms. Xueying Sheng and repaid $17,913.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS

Customers Concentrations

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
	2023		2022
Customer	Amount	%	Amount	%
Customer A	3,332,699	38%	4,774,456	40%
Customer B	3,313,441	38%	4,503,761	38%

The following table sets forth a summary of single customers who represented 10% or more of the Company’s total accounts receivable:

	As of December 31,
	2023		2022
Customer	Amount	%	Amount	%
Customer A	5,762,712	38%	5,225,661	41%
Customer B	5,532,313	37%	5,412,049	42%

Suppliers Concentrations

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchase for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
	2023		2022
Suppliers	Amount	%	Amount	%
Supplier A	1,471,441	33%	3,735,133	64%
Supplier B	N/A	N/A	678,040	12%
Supplier C	919,032	20%	N/A	N/A
Supplier D	873,366	19%	N/A	N/A
Supplier E	827,129	18%	N/A	N/A

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONCENTRATIONS (CONTINUED)

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and none of these deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. At December 31, 2023 and 2022, the Company’s cash balances by geographic area were as follows:

	December 31,		December 31,
	2023		2022
United States	$-	-%	$-	-%
China	1,389	100%	8,122	100%
Singapore	-	-%	-	-%
Total cash and cash equivalents	$1,389	100%	$8,122	100%

NOTE 15 - TAXES

(a)	Corporate Income Taxs (“CIT”)

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

Hong Kong

Muliang HK is established in Hong Kong and its income is subject to a 16.5% profit tax rate for income sourced within the Special Administrative Region. For the years ended December 31, 2023 and 2022 Muliang HK did not earn any income derived in Hong Kong, and therefore was not subject to Hong Kong Profits Tax.

China, PRC

Shanghai Mufeng and its subsidiaries Shanghai Muliang, Zongbao, Zongbao Cangzhou, Muliang Sales, Fukang, Agritech Development, Zhonglian, Anhui Muliang, Maguan, and Yunnan Muliang are established in China and its income is subject to income tax rate of 25%.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - TAXES (CONTINUED)

The components of the income tax provision from United States, Hong Kong, and China are as follows:

	For the Years Ended
	December 31,	December 31,
	2023	2022
United States	$	$
Hong Kong
China	(25,799)	432,626
	$(25,799)	$432,626

The reconciliation of effective income tax rate as follows:

	For the Years Ended
	December 31,	December 31,
	2023	2022
US Statutory income tax rate	21.00%	21.00%
PRC income tax effect	4.00%	4.00%
Change in valuation allowance	-	-
Nontaxable or nondeductible items	(28.13)%	(11.93)%
Effect of income tax exemptions and reliefs	-	-
Less: Effect of discontinued operations	0.00%	1.13%
Total	(3.13)%	11.94%

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2023	2022
Current	$683,997	$432,626
Deferred	(709,796)	-
Total	$(25,799)	$432,626

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of December 31, 2023 and 2022.

(b)	Deferred Tax Assets

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors.

MULIANG VIAGOO TECHNOLOGY INC., SUBSIDIARIES, AND VARIABLE INTEREST ENTITIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

As of the date of this report, Mr. Wang Lirong is involved in multiple legal proceedings related to equity transfer and loan agreements. The subsidiaries Shanghai Muliang, Shanghai Zongbao, and Weihai Fukang have provided joint and several guarantees for obligations incurred by Mr. Wang Lirong. If Mr. Wang is unable to resolve these disputes, the Company may face potential financial losses arising from these guarantees. Company management is of the opinion that the ultimate resolution of these legal proceedings should not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based on this evaluation, the Company concluded that subsequent to December 31, 2023 but prior to November 20, 2024, the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or consolidated adjustment to the consolidated financial statements other than the ones disclosed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and interim principal accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, and because of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013 Framework). Based on that assessment, based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2023. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2023.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures during the period ended December 31, 2023.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Lirong Wang	49	Chief Executive Officer and Chairman of the Board
Shaw Cheng “David” Chong	60	Chief Financial Officer
Suisheng “Jacky” Hu	48	Director
Scott Silverman*(1)(2)(3)	55	Independent Director Nominee; Chair of Audit Committee
Vick Bathija*(1)(2)(3)	36	Independent Director Nominee; Chair of Compensation Committee
Guofu Zhang*(1)(2)(3)	42	Independent Director Nominee; Chair of Nomination Committee

*	The individual consents to be in such position upon Company’s listing on the Nasdaq Stock Market.
(1)	Member nominees of the Audit Committee
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

Suisheng “Jacky” Hu has over 20 years of auditing and accounting working experience in Chinese NASDAQ and OTC publicly listed companies. His expertise includes international financial management, operations, auditing, funding, internal control maintenance, and corporate governance. He has qualifications in professional accountancy and internal control studies from the CMA (Certified Management Accountants), CIA (Certified Internal Auditor), and CICPA(Chinese Institute of Certified Public Accountants). Mr. Hu earned his bachelor’s and master’s degrees in economics from Shantou University of China. Mr. Hu served as an auditor in Ernst & Young’s Guangzhou Branch from July 2001 to September 2005 after his master’s. He then served as the Financial Manager at Taiwan Horwath Consulting Group’s Guangzhou Branch from October 2005 to September 2010. Mr. Hu is currently focused on financial consulting for Chinese companies who are planning to IPO on the U.S. securities market since October 2010. He was the financial consultant of the Company before his appointment as director.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by our named executive officers for the years ended December 31, 2023 and 2022.

Summary Compensation Table

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Lirong Wang	2023	16,967	0	0	0	16,967
Chief Executive Officer and Chairman of the Board	2022	17,840	0	0	0	17,840

Shaw Cheng “David” Chong*	2023
Chief Financial Officer	2022	0	0	-	0	0

Suisheng “Jacky” Hu(2)	2023	8,483	0	0	0
Director	2022	-	-	-	-	-

Nunissait Tjandra*(1)	2023	-	-	-	-	-
Director	2022	48,547	0	0	0	48,547

Vick Bathija*	2023	0	0	0	0	0
Independent Director Nominee	2022	0	0	0	0	0

Scott Silverman*	2023	0	0	0	0	0
Independent Director Nominee	2022	0	0	0	0	0

Guofu Zhang*	2023	0	0	0	0	0
Independent Director Nominee	2022	0	0	0	0	0

*	Appointed during fiscal year 2020
(1)	Resigned during fiscal year 2023
(2)	Appointed during fiscal year 2023

Compensation of Directors

We have entered into director offer letters with each of our independent director nominees. Upon Company’s listing on the Nasdaq Stock Market, we plan to pay our independent director nominee Vick Bathija with an annual cash compensation of $40,000, our independent director nominee Scott Silverman with an annual cash compensation of $30,000 and our independent director nominee Guofu Zhang with an annual cash compensation of $20,000. In addition, for each year of service upon our listing on Nasdaq Capital Market, we will issue to Mr. Bathija, Mr. Silverman and Mr. Zhang stock option for up to 20,000, 15,000 and 10,000 shares, respectively, exercisable at an exercise price of $4.00 for three years from the date of issuance. We will also reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity. For the years ended December 31, 2023 and 2022, we did not have any non-employee directors.

Employment Agreements

We have entered into employment agreements with each of our executive officers. Each of them is employed for a specified time period. We may terminate employment for cause, at any time, without advance notice or remuneration, for certain acts of the executive officer. We may also terminate an executive officer’s employment without cause upon advance written notice. The executive officer and employee director may resign at any time with an advance written notice.

The Company has entered into an employment agreement with our Chief Executive Officer, Lirong Wang. Mr. Wang is entitled to an annual base salary of USD 16,967 (RMB10,000) for each calendar year on a pro-rated basis, payable on the twenty-fifth day of each month.

The Company has entered into an employment agreement with our Chief Financial Officer, Shaw Cheng “David” Chong. Mr. Chong is entitled to an annual base salary of USD 10,000 for each calendar year, payable commencing on the date of Company’s listing on a national exchange. In addition, (a) the Company shall issue 25,000 of restricted common stock upon the commencement of his employment, with an annual compensation in cash of $100,000, payable monthly upon Company’s listing on a national exchange; (b) additional 25,000 common stock upon Company’s successful listing on a national exchange; and (c) during the executive’s term, the Company will reimburse for all reasonable out-of-pocket travel expenses incurred by the executive in attending any in-person meetings, provided that the executive complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

Option Grants

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2023 and 2022.

Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during fiscal years ended December 31, 2023 and 2022 by the executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal years ended December 31, 2023 and 2022.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2023 and 2022 under any long-term incentive plan.

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

Name of Beneficial Owners	# of Common Stock	%(1)	# of Preferred Stock (2)(3)	%	% of Total Voting Power
Lirong Wang	5,779,281	30.16%	9,500,000	100%	88.03%
Shaw Cheng “David” Chong	86,849	*	0	0	*
Suisheng “Jacky” Hu	0	*	0	0	*
All officers and directors as a group (1 person)	5,893,305	30.47%	9,500,000	100%	88.30%
Other 5% shareholders:
Huinuo Wang	1,000,000	5.19%	0	0	*

*	less than 1%.
(1)	Applicable percentages are based on 19,251,657 shares of common stock issued and outstanding as of December 31, 2023.
(2)	Excluding the 9,500,000 shares of common stock, beneficially owned by Lirong Wang, being exchanging into 9,500,000 shares of Series A Preferred Stock.
(3)	Each share of Series A Preferred Stock is entitled to voting power equal to ten shares of common stock.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $107,000 and $121,000 for the fiscal year ended December 31, 2023 and 2022, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2023 and 2022.

Tax Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company understood fees related to services rendered by our financial consultant for the fiscal years ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The audited balance sheets of the Company as of December 31, 2023, the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1(1)	Certificate of Incorporation
3.2(3)	Certificate of Amendment filed with the Secretary of the State of Nevada on April 5, 2019
3.3(3)	Certificate of Change filed with the Secretary of the State of Nevada on April 16, 2019
3.3(4)	Certificate of Designation filed with the Secretary of the State of Nevada on October 30, 2019
3.4(2)	Bylaws
3.5(7)	Certificate of Amendment filed with the Secretary of the State of Nevada on June 26, 2020
4.1*	Description of Securities
10.1(4)	Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated on October 10, 2019.
10.2(4)	Amended and Restated Preferred Stock Exchange Agreement between Mr. Lirong Wang and the Company dated November 11, 2019
10.3(5)	Director Offer Letter between the Company and Vick Bathija dated March 19, 2020
10.4(5)	Director Offer Letter between the Company and Scott Silverman dated March 19, 2020
10.5(5)	Director Offer Letter between the Company and Guofu Zhang dated March 19, 2020
10.6(6)	Share Exchange Agreement between the Company and Viagoo Pte Ltd. dated June 19, 2020
10.7(6)	Earnout Agreement among the Company, Viagoo Pte Ltd. and Shareholders of Viagoo Pte Ltd. dated June 19, 2020
10.8(6)	Employment Agreement between the Company and David Chong Shaw Cheng dated June 19, 2020
10.9(8)	Share Purchase Agreement dated December 16, 2022 by and between Muliang Viagoo Technology Inc. and Viagoo Inc.
10.10(8)	Promissory Note by and between Muliang Viagoo Technology Inc. and Viagoo Inc. Ltd.
14.1(5)	Code of Conduct and Ethics
19.1*	Insider Trading Policies
21.1(9)	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(5)	Audit Committee Charter
99.2(5)	Compensation Committee Charter
99.3(5)	Nomination Committee Charter
97.1*	Executive Compensation Recovery Policy
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on January 5, 2015.

(2)	Incorporated by reference to the Amendment No.1 to the Registration Statement on Form S-1 filed with the SEC on March 19, 2015.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 10, 2019.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on March 27, 2020.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2020.

(7)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 6, 2020.

(8)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 22, 2022.

(9)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on December 9, 2020.

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2024

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

	Title	Date

/s/ Lirong Wang	Chairman of the Board & Chief Executive Officer	November 20, 2024
Lirong Wang	(Principal Executive Officer)

/s/ Shaw Cheng “David” Chong	Chief Financial Officer	November 20, 2024
Shaw Cheng “David” Chong	(Principal Accounting Officer)

/s/ Suisheng “Jacky” Hu	Director	November 20, 2024
Suisheng “Jacky” Hu